Form 10-Q
period 1996-03-31
OPTICAL SENSORS INC
filed 1996-04-30
CIK 907658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTER ENDED MARCH 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER:  0-27600

                          OPTICAL SENSORS INCORPORATED
             (Exact name of registrant as specified in its charter)


               DELAWARE                              41-1643592
    (State of other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


7615 GOLDEN TRIANGLE DRIVE, SUITE A, MINNEAPOLIS, MINNESOTA           55344-3733
         (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code  (612) 944-5857


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ ] Yes   [X] No

          AS OF APRIL 30, 1996, THE REGISTRANT HAD 8,253,699 SHARES
                         OF COMMON STOCK OUTSTANDING.

                                     INDEX


                          OPTICAL SENSORS INCORPORATED



PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

          Balance Sheets - March 31, 1996 and December 31, 1995

          Statements of Operations - Quarters ended March 31, 1996 and March 31, 1995

          Statements of Cash Flows - Quarters ended March 31, 1996 and March 31, 1995

          Notes to Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                                 Balance Sheets

                                                MARCH 31,         DECEMBER 31,
                                                  1996               1995
                                              --------------------------------
                                               (Unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                   $ 37,789,989        $  5,394,721
  Prepaid expenses and other current assets        307,329             436,503
                                              --------------------------------
Total current assets                            38,097,318           5,831,224

Property and equipment:
  Research and development equipment               252,369             375,124
  Manufacturing equipment                          123,750                  --
  Leasehold improvements                           174,673             174,673
  Furniture and equipment                           35,796              35,796
                                              --------------------------------
                                                   586,588             585,593
  Less accumulated depreciation                   (392,751)           (373,237)
                                              --------------------------------
                                                   193,837             212,356
Other assets:
  Patents                                          259,806             230,549
  Other assets                                      90,204              93,002
                                              --------------------------------
                                                   350,010             323,551
                                              --------------------------------
Total assets                                  $ 38,641,165        $  6,367,131
                                              ================================
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                            $    541,448        $    116,609
  Employee compensation                            273,640             468,952
  Other liabilities and accrued expenses             2,759               3,753
                                              --------------------------------
Total current liabilities                          817,847             589,314

Commitments

SHAREHOLDERS EQUITY
Convertible Preferred Stock, Series A
 through E, par value $.01 per share:
  Authorized shares--4,250,938
  Issued and outstanding shares 1996--0
   and 1995--4,213,069                                  --              42,131

Common Stock, par value $.01 per share:
  Authorized shares--30,000,000
  Issued and outstanding shares 1996--
   8,253,699 and 1995--610,443                      82,537               6,105

Additional paid-in capital                      66,901,972          32,975,897
Deficit accumulated during the
 development stage                             (27,900,827)        (25,830,090)
Deferred compensation                           (1,015,364)         (1,171,226)
Note receivable from officer                      (245,000)           (245,000)
                                              --------------------------------
Total shareholders equity                       37,823,318           5,777,817
                                              --------------------------------
Total liabilities and shareholders  equity    $ 38,641,165        $  6,367,131
                                              ================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)

                                                                        CUMULATIVE
                                                                       MAY 23, 1989
                                              THREE MONTHS ENDED      (INCEPTION) TO
                                            MARCH 31,     MARCH 31,      MARCH 31,
                                              1996          1995           1996
                                          ------------------------------------------
Net Sales                                 $    14,905   $       ---     $     14,905

Costs and expenses:
  Cost of product sold and
   manufacturing development cost             321,714           ---          321,714
  Research and development                  1,265,783     1,273,881       20,656,191
  Selling, general and
   administrative expenses                    688,597       376,133        7,607,409
                                          ------------------------------------------
Operating loss                             (2,261,189)   (1,650,014)     (28,570,409)

Interest expense                                  ---        (3,080)        (141,385)
Interest income                               194,495        25,150          815,010
                                          ------------------------------------------

Net loss                                  $(2,066,694)  $(1,627,944)    $(27,896,784)
                                          ==========================================

Net loss per common share                       $(.53)        $(.54)
                                          =========================

Shares used in calculation of net loss
 per share                                  3,915,594     2,987,067
                                          =========================

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                        CUMULATIVE
                                                                       MAY 23, 1989
                                              THREE MONTHS ENDED      (INCEPTION) TO
                                           MARCH 31,      MARCH 31,       MARCH 31,
                                              1996          1995           1996
                                          ------------------------------------------
OPERATING ACTIVITIES
Net loss                                  $(2,066,694)  $(1,627,944)    $(27,896,784)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Loss on write-off of
      research and
      development equipment                                                  133,919
    Loss on write-off of
      prepaid royalties                                                      135,201
    Depreciation and
      amortization                             24,663        26,394          535,115
    Amortization of
      deferred loss on
      sale leaseback                                                          11,196
    Deferred
      compensation
      amortization                            155,863           ---        1,164,330
    License fee
      financed with
      long-term debt                                                         193,700
    Issuance of Common
      Stock for services                                                      37,091
    Issuance of Common
      Stock in lieu of
      interest payments
      on notes payable                                                        35,412
    Issuance of warrants in
      connection with debt and
      lease financings                          3,016           ---           49,014
    Issuance of options in
      connection with consulting
      services                                    ---         3,500           55,690
    Changes in operating assets
      and liabilities:
        Prepaid expenses and
          other assets                         97,566       (46,182)        (652,430)
        Accounts payable and
          accrued expenses                    228,533       (67,596)         817,847
                                          ------------------------------------------
Net cash used in operating activities      (1,557,053)   (1,711,828)     (25,380,699)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                                           46,947
Purchases of property and equipment              (995)       (2,368)      (1,209,440)
                                          ------------------------------------------
Net cash used in investing activities            (995)       (2,368)      (1,162,493)

FINANCING ACTIVITIES
Proceds from sale leaseback                                                  283,030
Net proceeds from issuance of Common
  Stock                                    33,953,315           ---       34,982,463
Net proceeds from issuance of Preferred
  Stock                                                                   27,290,155
Reimbursement to founder and shareholder                                      (3,500)
Payments on long-term debt                                                (1,396,894)
Proceeds from notes payable                       ---        85,776        3,177,926
                                          ------------------------------------------
Net cash provided by financing
  activities                               33,953,315        85,776       64,333,180
                                          ------------------------------------------

Increase (decrease) in cash and cash
  equivalents                              32,395,267    (1,628,420)      37,789,988
Cash and cash equivalents at beginning
  of period                                 5,394,721     2,851,095              ---
                                          ------------------------------------------
Cash and cash equivalents at end of
  period                                  $37,789,988   $ 1,222,675     $ 37,789,988
                                          ==========================================

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements
                                  (Unaudited)

                                March 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Prospectus dated February 14, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optical Sensors Incorporated (the Company) is a development stage enterprise. Since its inception in 1989, the Company has been engaged in the design, development, pre-commercial manufacturing and testing of point-of-care arterial blood gas (ABG) monitoring systems. In late 1993, in conjunction with Marquette Electronics, Inc. (MEI), the Company began developing a prototype, solid-state, modular system that would plug into MEI's commercially available bedside monitor. MEI began developing this module, designated "OnlineABG Module", while the Company began developing a disposable sensor assembly, designated the "SensiCath Sensor". The module and the sensor together comprise the "SensiCath System". In early 1994, the Company began developing the current version of the SensiCath System, based on a module that would use one of four slots in Marquette's bedside monitor. The Company completed product development activities in June 1995 and received 510(k) clearance to market the SensiCath System from the FDA in January 1996. In April 1996, MEI completed development of the ABG Module and released the module from its research and development department to manufacturing for commercial production and sale. Both the OnlineABG Module and the Sensicath Sensor are now available for commercial sale.

In September 1995, the Company entered into an agreement with MEI which gave the Company control and sole ownership of all the technology incorporated in the SensiCath System, subject to certain rights retained by MEI to use the technology that it developed in non-competing products it manufactures. The Company was required to pay MEI a total of up to $2,000,000, of which $500,000 was paid in 1995. An additional $500,000 is payable upon completion of documenting manufacturing integration and transfer of the technology developed by MEI to the Company. This documentation and transfer is expected to occur in the second quarter of 1996. The balance of $1,000,000 is payable in two installments of $500,000 each conditioned upon MEI selling certain minimum quantities of OnlineABG Modules. In addition, the Company paid MEI $300,000 for engineering support, $250,000 in 1995 and $50,000 in January 1996. All payments made or to be made under this agreement have or will be recorded as research and development expenses.

Since inception, the Company has experienced significant operating losses, and, as of March 31, 1996, had an accumulated deficit of $27.9 million. To date, the Company has had only nominal revenues. The Company expects MEI to begin receiving orders for the OnlineABG Module in May 1996, which the Company expects to lead to sales of the SensiCath Sensor. The Company plans to exhibit the SensiCath System at a number of medical conferences in the next few months, at which abstracts are expected to be presented and subsequent journal articles are expected to be published. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to scheduled payments of $1,500,000 to MEI, which are expected to be made in 1996, planned development of new products and alternative cost saving configurations of its existing product. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: market acceptance of the SensiCath System; the ability of the Company and MEI to effectively ramp-up commercial production of the SensiCath Sensor and the OnlineABG Module, respectively; successful development and introduction of new configurations of the SensiCath System or other products; actions relating to regulatory matters and health care cost reimbursement; and results of additional clinical marketing studies.

RESULTS OF OPERATIONS

The Company had no sales in 1995, and net sales in the first quarter of 1996 consisted primarily of demonstration units of the SensiCath Sensor sold to MEI. The demonstration units were for use by MEI in promotion of its OnlineABG Module.

Costs of products sold in the first quarter of 1996 consisted of costs related to the establishment of commercial manufacturing operations. Beginning in the first quarter of 1996, a significant portion of expenses related to establishing commercial manufacturing that had been recorded as research and development expenses in prior periods because the Company had no sales, were recorded as cost of sales. A total of $233,640 of expenses incurred in the first quarter of 1995 which were recorded as research and development expenses would have been recorded as cost of sales had the Company had sales in that period.

Research and development costs in the first quarter of 1996 increased $225,542 or 22% from the first quarter of 1995, after adjusting for reclassifications to cost of products sold as described above. The increase is attributable primarily to development expenses incurred for the Company's planned stand-alone ABG monitoring system.

Selling, general and administrative expenses in the first quarter of 1996 increased $312,464 or 83% from the first quarter of 1995. Approximately $156,000 of the increase is attributable to amortization of deferred compensation expense for options granted in 1995. The remaining increase is attributable primarily to organizational expansion of sales and marketing, product positioning and market research activities.

Interest income in the first quarter of 1996 increased $169,345 from the first quarter of 1995, due to interest earned on the proceeds from the Company's initial public offering, which was completed in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of 2,500,000 shares of common stock. In March 1996, the underwriter exercised its overallotment option to purchase an additional 375,000 shares of common stock. The net proceeds to the Company from the public offering was approximately $33,953,000. The Company's common stock is quoted on NASDAQ under the symbol "OPSI".

The Company's cash and cash equivalents were $37,789,989 and $5,394,721 at March 31, 1996 and December 31, 1995, respectively. The company incurred cash expenditures of $1,557,053 for operations and $995 for equipment for the quarter ended March 31, 1996.

As of March 31, 1996, the Company did not have any commitments for material capital equipment acquisitions, although the Company does anticipate making capital equipment acquisitions of approximately $1.0 million in 1996, primarily for commercial manufacturing of the Company's products.

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through 1997.



PART II.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following exhibit is included herein:

     (11) Statement Re: Computation of Per Share Loss

 (b) Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               OPTICAL SENSORS INCORPORATED



Date    April 30, 1996                     /s/ Sam B. Humphries
                               ---------------------------------------------
                                             Sam B. Humphries
                                   President and Chief Executive Officer
                                       (Principal Executive Officer)


Date    April 30, 1996                   /s/ Wesley G. Peterson
                               ---------------------------------------------
                                            Wesley G. Peterson
                                Chief Financial Officer, Vice President of
                                 Finance and Administration and Secretary
                                (Principal Financial and Accounting Officer)