Form 10-Q
period 1996-06-30
OPTICAL SENSORS INC
filed 1996-07-29
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                  (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTER ENDED JUNE 30, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________ to _______________

                       COMMISSION FILE NUMBER:  0-27600

                         OPTICAL SENSORS INCORPORATED
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                41-1643592
        (State of other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)


         7615 GOLDEN TRIANGLE DRIVE, SUITE A,              55344-3733
                MINNEAPOLIS, MINNESOTA
       (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code  (612) 944-5857


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] YES   [ ] NO

     AS OF JUNE 30, 1996, THE REGISTRANT HAD 8,278,064 SHARES OF COMMON STOCK OUTSTANDING.

                                     INDEX


                         OPTICAL SENSORS INCORPORATED



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheets--June 30, 1996 and December 31, 1995

         Statements of Operations--Three months ended June 30, 1996 and 1995;
                                   Six months ended June 30, 1996 and 1995

         Statements of Cash Flows--Six months ended June 30, 1996 and 1995

         Notes to Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                                Balance Sheets

                                            JUNE 30,           DECEMBER 31,
                                              1996                 1995
                                        ----------------------------------
                                           (Unaudited)         (Note)
ASSETS
Current assets:
 Cash and cash equivalents                $ 35,129,173        $  5,394,721
 Prepaid expenses and other current
  assets                                       418,544             436,503
                                        ----------------------------------
Total current assets                        35,547,717           5,831,224

Property and equipment:
 Research and development equipment            252,369             375,124
 Manufacturing equipment                       126,178                 ---
 Leasehold improvements                        174,897             174,673
 Furniture and equipment                        46,486              35,796
                                        ----------------------------------
                                               599,930             585,593
 Less accumulated depreciation                (412,931)           (373,237)
                                        ----------------------------------
                                               186,999             212,356
Other assets:
 Patents                                       285,080             230,549
 Other assets                                   87,413              93,002
                                        ----------------------------------
                                               372,493             323,551
                                        ----------------------------------
Total assets                              $ 36,107,209        $  6,367,131
                                        ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $    296,033        $    116,609
 Employee compensation                         429,701             468,952
 Other liabilities and accrued expenses          3,651               3,753
                                        ----------------------------------
Total current liabilities                      729,386             589,314

Commitments

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, Series A
 through E, par value $.01
    per share:
     Authorized shares--4,250,938
     Issued and outstanding shares 1996--0
      and 1995--4,213,069                          ---              42,131
Common Stock, par value $.01 per share:
 Authorized shares--30,000,000
 Issued and outstanding shares
  1996--8,278,064 and
         1995--610,443                          82,780               6,105
Additional paid-in capital                  66,901,634          32,975,897
Deficit accumulated during the
 development stage                         (30,602,089)        (25,830,090)
Deferred compensation                         (859,501)         (1,171,226)
Note receivable from officer                  (245,000)           (245,000)
                                        ----------------------------------
Total shareholders' equity                  35,377,823           5,777,817
                                        ----------------------------------
Total liabilities and shareholders'       $ 36,107,209        $  6,367,131
 equity                                 ==================================


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

                                                   Optical Sensors Incorporated
                                                   (A Development Stage Company)

                                                     Statements of Operations
                                                            (Unaudited)

                                                                                                    CUMULATIVE
                                              THREE MONTHS ENDED           SIX MONTHS ENDED        MAY 23, 1989
                                                   JUNE 30                     JUNE 30            (INCEPTION) TO
                                        -------------------------------------------------------      JUNE 30,
                                              1996          1995          1996          1995           1996
                                        ------------------------------------------------------------------------

Net Sales                                 $    32,016   $        ---  $    46,921   $       ---     $     46,921

Costs and expenses:
  Cost of product sold and
   manufacturing development cost             334,536            ---      656,250            ---         656,250
  Research and development                  1,868,266      1,346,781    3,134,049      2,620,662      22,524,457
  Selling, general and administrative
   expenses                                   918,505        257,205    1,607,102        633,338       8,525,914
                                        ------------------------------------------------------------------------
Operating loss                             (3,089,291)    (1,603,986)  (5,350,480)    (3,254,000)    (31,659,700)

Interest expense                                  ---         (3,858)         ---         (6,938)       (141,385)
Interest income                               488,029         10,001      682,524         35,151       1,303,039

                                        ------------------------------------------------------------------------

Net loss                                  $(2,601,262)  $ (1,597,843) $(4,667,956)  $ (3,225,787)   $(30,498,046)
                                        ========================================================================

Net loss per common share                       $(.31)         $(.53)       $(.77)        $(1.08)
                                        =========================================================

Shares used in calculation of net loss
 per share                                  8,265,021      2,987,075    6,090,307      2,986,839
                                        =========================================================

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                        CUMULATIVE
                                               SIX MONTHS ENDED        MAY 23, 1989
                                                   JUNE 30            (INCEPTION) TO
                                        ---------------------------      JUNE 30,
                                              1996          1995           1996
                                        --------------------------------------------

OPERATING ACTIVITIES
Net loss                                  $(4,667,956)  $(3,225,787)    $(30,498,046)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Loss on write-off of research and
   development equipment                          ---           ---          133,919
  Loss on write-off of prepaid royalties          ---       135,201          135,201
  Depreciation and amortization                49,201        53,126          559,653
  Amortization of deferred loss on sale
   leaseback                                      ---           ---           11,196
  Deferred compensation amortization          311,725           ---        1,320,192
  License fee financed with long-term
   debt                                           ---           ---          193,700
  Issuance of Common Stock for services           ---           ---           37,091
  Issuance of Common Stock in lieu of
   interest payments on notes payable             ---           ---           35,412
  Issuance of warrants in connection
   with debt and lease financings               3,016           ---           49,014
  Issuance of options in connection
   with consulting services                       ---         3,500           55,690
  Changes in operating assets and
   liabilities:
   Prepaid expenses and other assets          (40,489)     (128,652)        (790,485)
   Accounts payable and accrued expenses      140,072        (7,549)         729,386
                                        --------------------------------------------
Net cash used in operating activities      (4,204,431)   (3,170,161)     (28,028,077)

INVESTING ACTIVITIES
Proceeds from disposal of equipment               ---           ---           46,947
Purchases of property and equipment           (14,337)       (9,099)      (1,222,782)
                                        --------------------------------------------
Net cash used in investing activities         (14,337)       (9,099)      (1,175,835)

FINANCING ACTIVITIES
Proceeds from sale leaseback                      ---           ---          283,030
Net proceeds from issuance of Common
 Stock                                     33,953,220           ---       34,982,368
Net proceeds from issuance of Preferred
 Stock                                            ---           ---       27,290,155
Reimbursement to founder and shareholder          ---           ---           (3,500)
Payments on long-term debt                        ---      (165,435)      (1,396,894)
Proceeds from notes payable                       ---     1,057,890        3,177,926
Net cash provided by financing          --------------------------------------------
 activities                                33,953,220       892,455       64,333,085
                                        --------------------------------------------
Increase (decrease) in cash and cash
 equivalents                               29,734,450    (2,286,805)      35,129,173
Cash and cash equivalents at beginning
 of period                                  5,394,721     2,851,095              ---
Cash and cash equivalents at end of     --------------------------------------------
 period                                   $35,129,173   $   564,290     $ 35,129,173
                                        ============================================

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements
                                  (Unaudited)
                                June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Prospectus dated February 14, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optical Sensors Incorporated (the Company or OSI) is a development stage enterprise, engaged in the design, development, manufacturing, marketing and selling of point-of-care arterial blood gas (ABG) monitoring systems. The Company's product, the SensiCath system, is a patient-attached, on-demand, ABG monitoring system, consisting of a disposable fiber optic sensor assembly developed by the Company, called the SensiCath Sensor, and a module developed by Marquette Electronics, Inc. (Marquette), called the OnlineABG Module, that plugs into Marquette's critical care bedside monitors. The Company completed product development activities in June 1995 and received 510(k) clearance to market the SensiCath system from the FDA in January 1996. In April 1996, Marquette completed development of the OnlineABG Module and released the module from its research and development department to manufacturing for commercial
production and sale. Both companies began marketing the SensiCath    system in
May 1996.

Shortly after Marquette announced that the OnlineABG Module would be available for use with its new "Solar" patient monitoring system and its existing installed base of "Tramscope" monitoring systems, Marquette experienced two delays. The first delay involves completion of the Solar software necessary to accommodate several new Marquette products and performance features, including the OnlineABG Module and the SensiCath system. The second delay involves the scale-up of commercial production of the OnlineABG Module. These software development and module production delays have significantly limited the Company's ability to generate sales of the SensiCath Sensor in the near-term. Marquette expects to complete the Solar software and production scale-up in the second half of 1996, and the Company expects sales of SensiCath Sensors to increase following completion by Marquette of these activities.

During the second quarter of 1996, the Company accomplished a number of its business objectives. Over a ten-week period, the Company demonstrated the SensiCath System to over 60 hospitals in the United States. The SensiCath sensor and the OnlineABG Module was included in Marquette's recently announced multi-year agreement with Columbia/HCA Healthcare Corporation, demonstrating further the growing clinical acceptance of the SensiCath system. OSI is on schedule with both scale-up of commercial manufacturing of the SensiCath sensor and further miniaturization of the SensiCath Sensor, which will reduce the production cost of the sensor. The Company plans to phase in the miniaturized sensor in early 1997. As of the end of the second quarter of 1996, the Company's clinical marketing studies included approximately 150 patients and over 1,600 data points. Results from 64 patients with approximately 800 data points were presented as abstracts, along with exhibits of the SensiCath System, at several major medical conferences during second quarter of 1996. Additional exhibitions and abstract presentations will be made at the American Association of Clinical Chemists, the American Society of Anesthesiologists, and the 9th European Congress of Intensive Care Medicine.

As part of its continuing product development activities, the Company has confirmed through extended clinical laboratory testing that the SensiCath Sensor can be used for 144 hours without any compromise in performance. The extension from 72 hours to 144 hours of use will enable customers to realize additional cost savings for their high acuity patients and potentially expand its use to less acute patients. In May 1996, OSI submitted a 510(k) application to the FDA covering the 144-hour SensiCath Sensor. Subject to receipt of FDA clearance, the Company plans to begin marketing the 144-hour sensor in the U.S. in early 1997. The Company introduced the 144-hour sensor to the European market for clinical investigation at the 2nd World Congress of Pediatric Intensive Care, held in Rotterdam, Netherlands, in June 1996.

In July 1996, OSI began testing prototypes of a "Stand-Alone-Critical-Blood-Analyte Monitor" (CBA Monitor). The CBA Monitor will be supplied by a third party and sold to hospitals for use where Marquette patient monitoring systems are not available. OSI anticipates completion of all testing and filing of a 510(k) application with the FDA in the third quarter of 1996. OSI owns all of the technology related to the CBA Monitor.

In June 1996, the Centers for Disease Control and Prevention (CDC) notified the Company that the SensiCath system is not subject to regulation under the Clinical Laboratory Improvements Act of 1988 (CLIA). Point of care electrochemical analyzers currently marketed by the Company's competitors are subject to CLIA; this requires that testing sites using products subject to CLIA meet various requirements regarding personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections based on the level of "complexity" associated with the test. Hospitals will not be subject to these additional requirements.

During the second quarter of 1996, the Company completed the acquisition of ownership of all of the technology in the SensiCath system, pursuant to a previously disclosed agreement with Marquette. Marquette transferred the documentation for the technology related to the SensiCath system, and the Company paid Marquette $500,000. The Company now has control of all of the SensiCath technology, subject to certain rights retained by Marquette to use the technology that it developed in non-competing products it manufactures. The balance of $1,000,000 owed under the agreement is payable in two installments of $500,000 each conditioned upon Marquette selling certain minimum quantities of OnlineABG Modules. All payments made or to be made under this agreement have or will be recorded as research and development expenses.

Since inception, the Company has experienced significant operating losses, and, as of June 30, 1996, had an accumulated deficit of $30.6 million. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to scheduled payments of $1,000,000 to Marquette, which are expected to be made in 1996, and planned development of new products and alternative cost saving configurations of its existing product. Except for the historical information contained herein, the disclosures in this report are forward looking statements which could be affected by certain risks and uncertainties, including: market acceptance of the SensiCath system; the ability of the Company and Marquette to effectively ramp-up commercial production of the SensiCath Sensor and the OnlineABG Module, respectively; the completion by Marquette of software for its Solar system; generating sales of the SensiCath system to Marquette's installed base of Tramscope systems; successful development and introduction of new configurations of and enhancements to the SensiCath system or other products; actions relating to regulatory matters and health care cost reimbursement; and results of additional clinical marketing studies.

RESULTS OF OPERATIONS

The Company had no sales in 1995. Net sales for the three and six month periods ended June 30, 1996 were $32,016 and $46,921, respectively. To date, all sales have been made to Marquette for Solar system demonstration purposes and for Marquette clinical marketing studies.

Costs of products sold to date are related to the establishment of commercial manufacturing operations and manufacturing of sensors for clinical studies and other testing purposes. Costs of products sold in the three and six month periods ended June 30, 1996 were $334,536 and $656,250, respectively. Comparable expenses incurred in the three and six month periods ended June 30, 1995 were $224,451 and $458,091 respectively. In 1995, production costs were recorded as research and development expenses because the Company had no sales in that period. The increase in 1996 is the result of increased activities to scale-up manufacturing to meet anticipated future sales demand.

Research and development expenses increased $745,936, or 66%, and $971,478, or 45%, in the three and six month periods ended June 30, 1996 from the same periods in the prior year (after adjusting for reclassifications to cost of products sold as described above). The increase in 1996 is primarily attributable to the $500,000 Marquette payment described above, and development expenses incurred for the Company's planned CBA Monitor.

Selling, general and administrative expenses increased $661,300, or 257%, and $973,764, or 154%, in the three and six month periods ended June 30, 1996 from the same periods in the prior. Approximately $156,000 of the increase for the quarter and approximately $312,000 of the increase for the six month period is attributable to amortization of deferred compensation expense for options granted in 1995. The remaining increase is primarily attributable to expansion of the Company's sales and marketing staff, product positioning and market research activities.

Interest income increased $478,028 and $647,373 in the three and six month periods ended June 30, 1996, respectively. The increases in both periods is due to interest earned on the proceeds from the Company's initial public offering, which was completed in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of 2,500,000 shares of common stock. In March 1996, the underwriter exercised its over
allotment option to purchase an additional 375,000 shares of common stock.   The
net proceeds to the Company from the public offering was approximately $33,953,000. The Company's common stock is quoted on NASDAQ under the symbol "OPSI".

The Company's cash and cash equivalents were $35,129,173 and $5,394,721 at June 30, 1996 and December 31, 1995, respectively. The company incurred cash expenditures of $4,204,431 for operations and $14,337 for capital equipment expenditures in the six month period ended June 30, 1996.

As of June 30, 1996, the Company did not have any commitments for material capital equipment acquisitions, although the Company does anticipate leasing capital equipment of approximately $1.0 million in 1996, primarily for commercial manufacturing of the Company's products.

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through 1997.

SensiCath(TM) is a trademark of the Company. OnlineABG,(TM) Tramscope(TM) and Solar(TM) are trademarks of Marquette Electronics, Inc.

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

                                     OPTICAL SENSORS INCORPORATED


Date    July 29, 1996                /s/ Sam B. Humphries
                                     -------------------------------------
                                               Sam B. Humphries
                                     President and Chief Executive Officer
                                        (Principal Executive Officer)


Date    July 29, 1996                /s/ Wesley G. Peterson
                                     -------------------------------------
                                               Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)