Form 10-Q/A
period 1996-06-30
OPTICAL SENSORS INC
filed 1996-07-31
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

         Notes to Financial Statements

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                                Balance Sheets

                                            JUNE 30,           DECEMBER 31,
                                              1996                 1995
                                        ----------------------------------
                                           (Unaudited)         (Note)
ASSETS
Current assets:
 Cash and cash equivalents                $ 35,129,173        $  5,394,721
 Prepaid expenses and other current
  assets                                       418,544             436,503
                                        ----------------------------------
Total current assets                        35,547,717           5,831,224

Property and equipment:
 Research and development equipment            252,369             375,124
 Manufacturing equipment                       126,178                 ---
 Leasehold improvements                        174,897             174,673
 Furniture and equipment                        46,486              35,796
                                        ----------------------------------
                                               599,930             585,593
 Less accumulated depreciation                (412,931)           (373,237)
                                        ----------------------------------
                                               186,999             212,356
Other assets:
 Patents                                       285,080             230,549
 Other assets                                   87,413              93,002
                                        ----------------------------------
                                               372,493             323,551
                                        ----------------------------------
Total assets                              $ 36,107,209        $  6,367,131
                                        ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $    296,033        $    116,609
 Employee compensation                         429,701             468,952
 Other liabilities and accrued expenses          3,652               3,753
                                        ----------------------------------
Total current liabilities                      729,386             589,314

Commitments

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, Series A
 through E, par value $.01
    per share:
     Authorized shares--4,250,938
     Issued and outstanding shares 1996--0
      and 1995--4,213,069                          ---              42,131
Common Stock, par value $.01 per share:
 Authorized shares--30,000,000
 Issued and outstanding shares
  1996--8,278,064 and
         1995--610,443                          82,780               6,105
Additional paid-in capital                  66,901,634          32,975,897
Deficit accumulated during the
 development stage                         (30,502,089)        (25,830,090)
Deferred compensation                         (859,501)         (1,171,226)
Note receivable from officer                  (245,000)           (245,000)
                                        ----------------------------------
Total shareholders' equity                  35,377,823           5,777,817
                                        ----------------------------------
Total liabilities and shareholders'       $ 36,107,209        $  6,367,131
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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OPTICAL SENSORS INCORPORATED


Date    July 31, 1996                /s/ Sam B. Humphries
                                     -------------------------------------
                                               Sam B. Humphries
                                     President and Chief Executive Officer
                                        (Principal Executive Officer)


Date    July 31, 1996                /s/ Wesley G. Peterson
                                     -------------------------------------
                                               Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)