Form 10-Q
period 1996-09-30
OPTICAL SENSORS INC
filed 1996-11-06
CIK 907658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of September 30, 1996, the Registrant had 8,317,661 shares of Stock outstanding.

                                     INDEX


                         OPTICAL SENSORS INCORPORATED


PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

            Balance Sheets - September 30, 1996 and December 31, 1995

            Statements of Operations -  Three months ended September 30, 1996 and 1995;
                                        Nine months ended September 30, 1996
                                        and 1995

            Statements of Cash Flows -  Nine months ended September 30, 1996 and 1995


            Notes to Financial Statements

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                                Balance Sheets


                                             September 30,      December 31,
                                           ----------------------------------
                                                  1996               1995
                                               (Unaudited)          (Note)
Assets
  Current assets:
  Cash and cash equivalents                  $ 32,877,877      $  5,394,721
  Prepaid expenses and other current asset        817,432           436,503
                                           ----------------------------------
Total current assets                           33,695,309         5,831,224

Property and equipment:
  Research and development equipment              252,369           375,124
  Manufacturing equipment                         165,710               ---
  Leasehold improvements                          195,551           174,673
  Furniture and equipment                          52,190            35,796
                                           ----------------------------------
                                                  665,820           585,593
  Less accumulated depreciation                  (440,911)         (373,237)
                                           ----------------------------------
                                                  224,909           212,356
Other assets:
  Patents                                         318,244           230,549
  Other assets                                     87,414            93,002
                                           ----------------------------------
                                                  405,658           323,551
                                           ----------------------------------
Total assets                                 $ 34,325,876      $  6,367,131
                                           ==================================


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                           $    601,229      $    116,609
  Employee compensation                           416,650           468,952
  Other liabilities and accrued expenses            2,194             3,753
                                           ----------------------------------
Total current liabilities                       1,020,073           589,314


Commitments

Shareholders' equity
Convertible Preferred Stock, Series A through
  E, par value $.01 per share:
     Authorized shares--4,250,938
     Issued and outstanding shares 1996--0 and
     1995--4,213,069                                  ---            42,131
Common Stock, par value $.01 per share:
  Authorized shares--30,000,000
  Issued and outstanding shares 1996--8,317,661
     and 1995--610,443
                                                   83,177             6,105
Additional paid-in capital                     66,949,112        32,975,897
Deficit accumulated during the development
  stage                                       (32,777,849)      (25,830,090)
Deferred compensation                            (703,637)       (1,171,226)
Note receivable from officer                     (245,000)         (245,000)
                                           ----------------------------------
Total shareholders' equity                     33,305,803         5,777,817
                                           ----------------------------------
Total liabilities and shareholders' equity   $ 34,325,876      $  6,367,131
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

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)

                                                                                                                   Cumulative
                                                       Three Months Ended               Nine Months Ended         May 23, 1989
                                                          September 30                     September 30          (inception) to
                                                 --------------------------------------------------------------   September 30,
                                                     1996            1995             1996            1995            1996
                                                 -------------------------------------------------------------------------------
Net Sales                                        $      51,330   $          ---   $      98,251   $         ---   $      98,251
Costs and expenses:
  Cost of product sold and manufacturing
    development cost                                   335,663              ---         991,913             ---         991,913
  Research and development                           1,288,373        1,816,019       4,422,422       4,436,681      23,812,830
  Selling, general and administrative expenses       1,152,491        1,073,877       2,759,593       1,707,215       9,678,405
                                                 -------------------------------------------------------------------------------
Operating loss                                      (2,725,197)      (2,889,896)     (8,075,677)     (6,143,896)    (34,384,897)

Interest expense                                           ---          (11,031)            ---         (17,969)       (141,385)
Interest income                                        449,438           44,532       1,131,962          79,683       1,752,477
                                                 -------------------------------------------------------------------------------
Net loss                                         $  (2,275,759)  $   (2,856,395)  $  (6,943,715)  $  (6,082,182)  $ (32,773,805)
                                                 ===============================================================================
Net loss per common share                        $        (.27)  $         (.93)  $       (1.02)  $       (2.02)
                                                 ===============================================================
Shares used in calculation of net loss per share     8,307,346        3,080,465       6,827,056       3,018,202
                                                 ===============================================================

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                       Cumulative
                                                             Nine Months Ended        May 23, 1989
                                                                September 30         (inception) to
                                                         --------------------------   September 30,
                                                            1996          1995             1996
                                                         -------------------------------------------
Operating activities
Net loss                                                 $(6,943,715)   $(6,082,182)   $(32,773,805)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Loss on write-off of research and development
   equipment                                                      --             --         133,919
  Loss on write-off of prepaid royalties                          --        135,201         135,201
  Depreciation and amortization                               80,436         80,467         590,888
  Amortization of deferred loss on sale leaseback                 --             --          11,196
  Deferred compensation amortization                         467,587        804,279       1,476,054
  License fee financed with long-term debt                        --             --         193,700
  Issuance of Common Stock for services                           --             --          37,091
  Issuance of Common Stock in lieu of interest
   payments on notes payable                                      --             --          35,412
  Issuance of warrants in connection with debt and
   lease financings                                            3,016             --          49,014
  Issuance of options in connection with consulting
   services                                                       --          6,150          55,690
  Changes in operating assets and liabilities:
   Prepaid expenses and other assets                        (475,798)      (176,598)     (1,225,794)
   Accounts payable and accrued expenses                     430,761        (11,018)      1,020,075
                                                         -------------------------------------------
Net cash used in operating activities                     (6,437,713)    (5,243,701)    (30,261,359)

Investing activities
Proceeds from disposal of equipment                               --             --          46,947
Purchases of property and equipment                          (80,227)       (19,482)     (1,288,672)
                                                         -------------------------------------------
Net cash used in investing activities                        (80,227)       (19,482)     (1,241,725)

Financing activities
Proceeds from sale leaseback                                      --             --         283,030
Net proceeds from issuance of Common Stock                34,001,096      6,921,519      35,030,244
Net proceeds from issuance of Preferred Stock                     --             --      27,290,155
Reimbursement to founder and shareholder                          --             --          (3,500)
Payments on long-term debt                                        --      1,053,663      (1,396,894)
Proceeds from notes payable                                       --     (1,142,415)      3,177,926
                                                         -------------------------------------------
Net cash provided by financing activities                 34,001,096      6,832,767      64,380,961
                                                         -------------------------------------------

Increase in cash and cash equivalents                     27,483,156      1,569,584      32,877,877
Cash and cash equivalents at beginning of period           5,394,721      2,851,095              --
                                                         -------------------------------------------
Cash and cash equivalents at end of period               $32,877,877     $4,420,679     $32,877,877
                                                         ===========================================

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements
                                  (Unaudited)

                              September 30, 1996


Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Prospectus dated February 14, 1996.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

 Optical Sensors Incorporated (the Company or OSI) is a development stage enterprise, engaged in the design, development, manufacturing, marketing and selling of point-of-care arterial blood gas (ABG) monitoring systems. The Company's product, the SensiCath( R) system, is a patient-attached, on-demand, ABG monitoring system, consisting of a disposable fiber optic sensor assembly developed by the Company, called the SensiCath Sensor, and a module developed by Marquette Electronics, Inc. (Marquette), called the OnlineABG Module, that plugs into Marquette's critical care bedside monitors. The Company completed product development activities in June 1995 and received 510(k) clearance to market the SensiCath system from the FDA in January 1996. In April 1996, Marquette completed development of the OnlineABG Module and released the module from its research and development department to manufacturing for commercial production and sale. Both companies began marketing the SensiCath system in May 1996.

 Shortly after Marquette announced that the OnlineABG Module would be available for use with its new "Solar" patient monitoring system and its existing installed base of "Tramscope" monitoring systems, Marquette experienced two delays. The first delay involved completion of the Solar software necessary to accommodate several new Marquette products and performance features, including the OnlineABG Module and the SensiCath system. The second delay involved the scale-up of commercial production of the OnlineABG Module. These software development and module production delays have significantly limited the Company's ability to generate sales of the SensiCath Sensor in the near-term. Marquette completed production scale-up of the OnlineABG Module in the third quarter of 1996. The Solar software was released on September 23, 1996 for beta testing. While Marquette initially expected to complete beta testing by mid October 1996, several deficiencies were found requiring modifications to the software prior to full commercial release, which is now projected by Marquette to occur by the end of November 1996. Due to the delays in release of the Solar software, OSI has implemented a marketing program involving the purchase by OSI of OnlineABG monitors and the short-term rental of portable Solar monitors, which OSI will provide to its customers under various marketing and rental programs.

 In July 1996, OSI began testing prototypes of a "Stand-Alone Critical-Blood-Analyte Monitor" (OpticalCAM(TM) Monitor). The OpticalCAM Monitor will be supplied by a third party and sold to hospitals for use where Marquette patient monitoring systems are not available. OSI completed all testing and filed a 510(k) application with the FDA in the third quarter of 1996. In addition to being able to operate in a stand alone mode, the monitor is also able to communicate with a primary bedside monitor through a standard or customized communication port. Currently, the OpticalCAM monitor is configured to communicate with Hewlett-Packard and SpaceLabs patient monitoring systems. When released for commercial sale, the OpticalCAM Monitor, used with Hewlett-Packard and SpaceLabs patient monitoring systems, and the OnlineABG Module, used with the Marquette patient monitoring system, gives OSI access to over 80% of the monitored critical care beds in the United States. A prototype of the OpticalCAM monitor was recently displayed at several major medical conferences.

 During the second quarter of 1996, the Company completed the acquisition of ownership of all of the technology in the SensiCath system, pursuant to a previously disclosed agreement with Marquette. Marquette transferred the documentation for the technology related to the SensiCath system, and the Company paid Marquette $500,000. The Company has control of all of the SensiCath technology, subject to certain rights retained by Marquette to use the technology that it developed in non-competing products it manufactures. The balance of $1,000,000 owed under the agreement is payable in two installments of $500,000 each conditioned upon Marquette selling certain minimum quantities of OnlineABG Modules. All payments made or to be made under this agreement have or will be recorded as research and development expenses.

Since inception, the Company has experienced significant operating losses, and, as of September 30, 1996, had an accumulated deficit of $32.8 million. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to scheduled payments of $1,000,000 to Marquette, which are expected to be made in late 1996 or early 1997, and planned development of new products and alternative cost saving configurations of its existing product. Except for the historical information contained herein, the disclosures in this report are forward looking statements which could be affected by certain risks and uncertainties, including: market acceptance of the SensiCath system; the ability of the Company and Marquette to effectively ramp-up commercial production of the SensiCath Sensor and the OnlineABG Module, respectively; the completion by Marquette of software for its Solar system; generating sales of the SensiCath system to Marquette's installed base of Tramscope systems; successful development and introduction of the OpticalCAM monitor and additional new configurations of and enhancements to the SensiCath system or other products; actions relating to regulatory matters and health care cost reimbursement; and results of additional clinical marketing studies.

RESULTS OF OPERATIONS

The Company had no sales in 1995. Net sales for the three and nine month periods ended September 30, 1996 were $51,330 and $98,251, respectively. Approximately 86% of sales have been made to Marquette for Solar system demonstration purposes and for Marquette clinical marketing studies, and approximately 14% of sales have been commercial sales to customers, which began in the third quarter of 1996.

Costs of products sold to date are related primarily to the establishment of commercial manufacturing operations and manufacturing of sensors for clinical studies and other testing purposes. Costs of products sold in the three and nine month periods ended September 30, 1996 were $335,663 and $991,913, respectively. Comparable expenses incurred in the three and nine month periods ended September 30, 1995 were $249,529 and $707,620, respectively. In 1995, production costs were recorded as research and development expenses because the Company had no sales in that period. The increase in 1996 is the result of increased activities to scale-up manufacturing to meet anticipated future sales demand.

Research and development expenses increased $307,055, or 20%, and $693,361, or 19%, in the three and nine month periods ended September 30, 1996 from the same periods in the prior year (after adjusting for reclassifications to cost of products sold as described above). The increase in 1996 is primarily attributable to the $500,000 Marquette payment described above, and development expenses incurred for the Company's OpticalCAM Monitor.

Selling, general and administrative expenses were $1,152,491 and $1,707,215, for the three and nine month periods ended September 30, 1996, respectively and $1,073,877 and $1,707,215 for the three and nine month periods ended September 30, 1995, respectively. Selling, general and administrative expenses included amortization of deferred compensation expenses for options granted in 1995. Amortization in the three and nine month periods ended September 30, 1996 was $155,000 and $467,000 respectively. Comparable amortization in 1995 was $805,000, all of which was recognized in the third quarter of 1995. Selling, general and administrative expenses (after adjusting for compensation expenses described above) increased $731,083 or 273%, and $1,393,350 or 155%, in the three and nine month periods ended September 30, 1996 from the same periods in the prior year. The increase is primarily attributable to expansion of the Company's sales and marketing staff, product positioning and market research activities. During 1996, the Company added six sales and marketing professionals for a current total of nine. Administrative expenses have not changed materially from 1995.

Interest income increased $404,906 and $1,052,279 in the three and nine month periods ended September 30, 1996, respectively. The increases in both periods is due to interest earned on the proceeds from the Company's initial public offering, which was completed in the first quarter of 1996.

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

The Company's cash and cash equivalents were $32,877,877 and $5,394,721 at September 30, 1996 and December 31, 1995, respectively. The company incurred cash expenditures of $6,437,714 for operations and $80,227 for capital expenditures in the nine month period ended September 30, 1996.

For the nine months ended September 30, 1996, the Company leased $510,000 and purchased $60,000 of tooling and equipment, primarily for commercial launch of the Company's products and for research and development purposes. As of September 30, 1996, the Company did not have any commitments for material capital equipment acquisitions. However, in the fourth quarter of 1996, the Company plans to purchase an additional $300,000 of capital equipment, consisting primarily of manufacturing tooling. In addition, in anticipation of receiving clearance to market the OpticalCAM monitor from the FDA, the Company plans to invest approximately $1.5 million over the next three to six months in OpticalCAM and related inventory items.

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through 1997.

SensiCath(R) is a trademark of the Company. OnlineABG,(TM) Tramscope(TM) and Solar(TM) are trademarks of Marquette Electronics, Inc.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:
    (11) Statement Re: Computation of Per Share Loss

    (27)  Financial Data Schedule

(b) Reports on Form 8-K
    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTICAL SENSORS INCORPORATED


Date     November 6, 1996
                                    --------------------------------------------
                                                      Sam B. Humphries
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



Date     November 6, 1996
                                    --------------------------------------------
                                                     Wesley G. Peterson
                                      Chief Financial Officer, Vice President of
                                       Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)