Form 10-K
period 1996-12-31
OPTICAL SENSORS INC
filed 1997-03-28
CIK 907658

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ------------------------------
                                    FORM 10-K

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to __________________.

                           Commission File No. 0-27600

                             --------------------

                          OPTICAL SENSORS INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                   41-164359
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       7615 Golden Triangle Drive
               Suite A
        Minneapolis, Minnesota                             55344-3733
(Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (612) 944-5857

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

           As of March 12, 1997, 8,349,279 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $62,403,112.50

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1997 Annual Meeting to be held May 13, 1997 (the "1997 Proxy Statement").

================================================================================

                                    PART I

           This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."

Item 1.            BUSINESS.

General

           Optical Sensors Incorporated (the "Company") has developed the SensiCath system, a patient-attached, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patients blood supply (the "SensiCath System"). ABG tests measure oxygen ("O\2\"), carbon dioxide ("CO\2\") and acid-base ("pH") in a sample of blood taken from a patient's artery. The Company believes that the SensiCath System is the first ABG analyzer to be integrated into both an arterial pressure monitoring line and a critical care patient monitoring system. The SensiCath System utilizes a disposable, fiberoptic sensor device (the "SensiCath Sensor") connected to a small modular instrument that can be configured to integrate with bedside monitoring systems or to serve as a stand-alone monitor. The SensiCath System is currently available in two configurations. The first configuration of the SensiCath System combines the SensiCath Sensor with a module (the "OnlineABG Module") that plugs into bedside monitors manufactured by Marquette Medical Systems, Inc. ("Marquette"). The second configuration of the SensiCath System consists of the SensiCath Sensor, the OnlineABG Module and a stand-alone monitor (the "OpticalCAM/TM/") that can be used as a stand-alone monitoring device or can interface with bedside monitors manufactured by other manufacturers of patient monitoring equipment. The Company plans to market the OpticalCAM monitor to all hospitals regardless of the type of patient monitoring system used by the hospital. Currently, the OpticalCAM is able to interface with patient monitoring systems manufactured by the Hewlett-Packard Company and SpaceLabs Medical, Inc. The two configurations of the SensiCath System give the Company access to over 80% of the monitored critical care beds in the United States. The Company's strategy is to become the leader in the design, development and commercialization of sensors and integrated monitoring systems for the measurement of ABG values and other critical blood analytes at the point-of-care and thereby establish a new standard of care for critically ill patients.

           The Company completed product development of the initial configuration of the SensiCath System in June 1995 and received 510(k) clearance to market the SensiCath System from the FDA in January 1996. In April 1996, Marquette completed development of the OnlineABG Module. Both companies began marketing the SensiCath System in May 1996. However, full-scale commercial launch of the SensiCath System was delayed throughout 1996 while Marquette completed scale-up of commercial production of the OnlineABG Module and an upgrade to its software package for its Solar patient monitoring systems necessary to accommodate several new Marquette products and performance features, including the OnlineABG Module and the SensiCath System. During this period, the Company implemented a marketing program involving the purchase by the Company of OnlineABG Modules and the short-term rental of portable Solar monitors, which the Company has been providing to customers under various marketing and rental programs. Marquette released the upgrade to its software package and commenced commercialization of the upgrade in January 1997. The Company completed development of the OpticalCAM monitor in September 1996 and received 510(k) clearance to market the OpticalCAM monitor from the FDA in January 1997.

           In order to increase market awareness and customer demand for the SensiCath System, the Company initiated and completed a number of sales and marketing objectives during 1996. The Company completed the initial hiring of its sales and marketing staff, identified a distribution partner for European markets and continued its clinical marketing study program. A number of papers have been published in medical peer review journals and several abstracts have been presented at medical conferences regarding the SensiCath System. The Company has established reference sites for the SensiCath System at key hospitals and medical centers in the U.S. and Europe. With Marquette's completion of its Solar software and the introduction of the OpticalCAM monitor, the Company positioned itself to increase sales and marketing activities in the first quarter of 1997. In addition, the Company has made initial sales of the SensiCath System in Europe to its distribution partner and plans to increase European marketing efforts in the first quarter of 1997.

           During 1996, the Company also completed a number of research and development activities. The Company confirmed through extended clinical laboratory testing that the SensiCath sensor can be used for 144 hours without any compromise in performance. The extension from 72 hours to 144 hours of use will enable customers to realize additional cost savings for their high acuity patients and potentially expand its use to less acute patients. In May 1996, the Company submitted a 510(k) application to the FDA covering the 144-hour SensiCath sensor, which is currently under review. The 144-hour sensor is currently available for commercial sale outside of the United States. In June 1996, the Centers for Disease Control and Prevention notified the Company that the SensiCath System is not subject to regulation under the Clinical Laboratory Improvements Act of 1988, and the Company completed acquisition of ownership of all of the technology in the SensiCath System, pursuant to a previously disclosed agreement with Marquette. In September 1996, the Company completed development of the OpticalCAM monitor. The Company plans to phase in a miniaturized sensor in 1997 and has begun development programs to provide analysis of other critical blood analytes.

           In the first quarter of 1996, the Company completed an initial public offering of its Common Stock, raising net proceeds of approximately $33,916,000.

           The Company was incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. The Company's executive offices are located at 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota 55344, and its telephone number is (612) 944-5857.

The SensiCath Solution

           By integrating an ABG module as part of an existing bedside monitor and an ABG sensor as part of an existing arterial line, the Company believes that the SensiCath System presents the first patient-attached ABG system which addresses the needs of the critically ill, unstable patient population. The SensiCath System has the following benefits:

 .     Fast and Easy to Use. The SensiCath System provides ABG results within 60 seconds. Once installed in the arterial line, the health care provider need only push a button on the monitor and draw the blood over the sensors to obtain ABG readings and automatically record and transmit all results. Testing with the SensiCath System can be conducted by one health care professional, while testing with traditional ABG analyzers requires several hospital personnel.

 .     Clinically Superior. The SensiCath System provides accurate and precise
      ABG results on demand that are comparable to results generated by traditional ABG analyzers. By integrating ABG data with other critical care parameters on a bedside monitor, the SensiCath System provides a valuable management tool for a patient experiencing rapid changes in cardiopulmonary status. By eliminating the requirement for any blood removal, the risk of human error in removing, handling and analyzing the blood sample is significantly reduced. The SensiCath System has also been designed with a quality assurance routine that is easily integrated into standard hospital practices. Furthermore, the SensiCath System only needs to be calibrated once during the period of use approved for the sensor (currently 72 hours in the U.S. and 144 hours outside of the U.S.), while traditional ABG analyzers require calibration prior to each test.

 .     Cost-Effective. The 72-hour SensiCath Sensor can be used to take up to
      100 ABG tests, and the 144-hour sensor can be used to take up to 200 ABG tests. The SensiCath System provides cost-effective ABG testing for patients requiring a large number of ABG tests because, unlike other ABG technologies, the SensiCath System does not have a direct per test cost. All test results are immediately captured as part of the patient's paperless record, which is an increasingly important benefit in the current environment for managing health care costs. The Company has priced the SensiCath Sensor to allow hospitals to reduce the cost of ABG testing for critically ill, unstable patients requiring frequent testing during their hospital stay.

 .     Eliminates Blood Exposure and Loss. The SensiCath Sensor is placed in an arterial line creating a closed-loop system. As a result, no blood is removed from the patient during ABG testing, and the health care provider's exposure to blood is eliminated. Elimination of blood loss is significant for all patients, and is extremely important for neonatal patients who can require blood transfusions as a direct result of frequent ABG analysis using traditional technology. The closed-loop system also significantly reduces the risk of infection to both the health care provider and the patient by removing the need to open the arterial line, attach a syringe and remove blood. The health care provider is not exposed to potentially infectious blood samples or blood contaminated materials during testing.

SensiCath System

           The first configuration of the SensiCath System consists of a SensiCath Sensor and the OnlineABG Module. The second configuration of the SensiCath System consist of the SensiCath Sensor, the OnlineABG Module and the OpticalCAM monitor. The SensiCath Sensor contains three optical fibers with fluorescent chemistries for sensing O\2\, CO\2\ and pH. The disposable, single-patient sensor has been designed to provide accurate ABG data for the approved period of use (currently 72 hours in the U.S. and 144 hours outside of the U.S.). The OnlineABG Module, which plugs into Marquette's bedside monitoring system, is the source and receptor of optical signals, provides signal processing and communicates with other components in the monitoring system.

           Many of the clinical benefits of the SensiCath System result from what the Company describes as the Paracorporeal Advantage. This means that the fiberoptic sensors are located outside the patient's artery (paracorporeal) as a part of an existing arterial pressure monitoring line which is secured to the patient's forearm. The integration of the SensiCath Sensor with an existing arterial line and a bedside monitoring system enables the health care provider to provide integrated bedside management of rapid changes in the patient's cardiopulmonary status. The closed-loop system of the SensiCath Sensor and the arterial line eliminates blood loss and blood exposure resulting from traditional ABG analysis.

           The SensiCath Sensor is attached to the standard arterial line already in place on critically ill patients. A standard line includes an arterial cannula, pressure monitoring tubing and pressure transducer. The arterial line is constantly filled with saline or other physiologic solution as part of its function as a pressure monitor. The SensiCath Sensor is added to the arterial line in a flow-through configuration which does not disrupt the arterial pressure waveform or interfere with fluid delivery.

Unlike electrochemical ABG analyzers, the SensiCath System needs to be calibrated only once at the outset of its use. The calibration procedure takes approximately five minutes and requires only two small pouches of initialization fluid which will be included with the SensiCath Sensor.

           The SensiCath System is then ready to provide ABG measurements. To take an ABG measurement, the health care provider pushes a button on the bedside monitor and draws blood past the sensor. A tone from the monitor signals the health care provider to return the blood to the patient and flush the line. The ABG results then appear on the monitor screen within 60 seconds. The time-consuming and complicated process of removing, handling and analyzing a blood sample, all of which can contribute to delayed and inaccurate results, is unnecessary with the SensiCath System.

           The SensiCath Sensor contains three fiberoptic chemical sensors enclosed in a sterile, disposable device. The O\2\ and pH sensors consist of fluorescent dyes immobilized within unique polymer matrices, which are directly bonded onto the distal region of a polymer clad glass fiber. The CO\2\ sensor consists of a dissolved fluorescent dye within an ultra-miniaturized mechanically encapsulated housing, also bonded onto the distal region of a glass fiber. These captive dyes react with the analyte of interest (i.e., O\2\, CO\2\ and pH) to influence optical signals within the fiberoptics. The SensiCath Sensor also contains a temperature control device which enables the sensors to provide accurate measurements at varying blood temperatures.

           The Company's optical platform, by means of a proprietary ratiometric methodology, provides light source and light detection using solid-state, miniature components. The optics in combination with the sensor dyes provide fully ratioed capability which maintains calibration for the entire 72-hour period.

           The initialization fluids are liquid stable solutions, administered once to the SensiCath System to enable a two point calibration. This calibration is stable for the 72-hour period of use of the SensiCath System. No external gas tanks with O\2\ and CO\2\ are required because the fluids are calibrated at the time of manufacture, unlike traditional ABG analyzers which require calibration prior to each test.

Sales and Marketing

           The Company's sales and marketing staff consists of sales, marketing and clinical support personnel. The Company's sales, clinical and marketing activities have been designed to support customer evaluation of the SensiCath System as it integrates/interfaces with critical care patient bedside monitoring systems. During 1996, the Company completed the initial hiring of its sales and marketing staff, identified a distribution partner for European markets and continued its clinical marketing study program. The Company plans to sell the SensiCath System primarily through its direct sales force in the United States and through distributors outside of the United States. The Company believes that its team marketing and focused selling strategies eliminate the need to establish a large sales force to support U.S. sales. The Company regularly exhibits its products at major U.S. and European medical conferences. In addition, a number of papers have been published in medical peer review journals and several abstracts have been presented at medical conferences regarding the SensiCath System. The Company plans to continue to support publications and abstract presentations. The Company has established reference sites for the SensiCath System at key hospitals and medical centers in the U.S. and Europe.

Research and Development

           The Company's research and development staff is dedicated to the research, design and development of the technology used in the SensiCath System. The Company's principal research and development activities currently consist of design and development of additional sensors to measure other blood analytes and additional configurations of the SensiCath System. There can be no assurance that the Company will be able to successfully develop new products on a timely basis or at all. The Company's research and development expenses for the fiscal years ended December 31, 1994, 1995 and 1996 were $4,774,487, $5,955,344 and $5,632,458, respectively. The Company anticipates that it will continue to spend significant amounts on research and development activities for the foreseeable future.

Manufacturing and Supply

           The Company manufactures the SensiCath Sensor at its facility in Minneapolis, Minnesota, which includes approximately 4,000 square feet of manufacturing space. The Company's manufacturing facility has passed an FDA good manufacturing practices ("GMP") inspection. In December 1996, the Company received ISO 9001 certification, indicating compliance with the requirements of this world-wide quality standard. The SensiCath Sensors are manufactured in a unique, reproducible process. The finished device is packaged and sterilized prior to being shipped. The Company has entered into an agreement with a third party in Europe which packages sterilized sensors manufactured by the Company and non-proprietary components for sale of the SensiCath System in Europe.

           The Company purchases components from various suppliers and relies on single sources for the OpticalCAM monitor, as well as a few key components. To date, the Company has qualified only single sources for certain purchased components of the Company's unique optical platform. While the Company believes that alternate suppliers are available and can be approved in accordance with the Company's vendor qualification procedures, identifying and qualifying such vendors could cause a delay in production of the Company's products. Any such delay could have a material adverse effect on the Company. In addition, the OnlineABG Module is currently manufactured solely by Marquette. While the Company has entered into a supply agreement with Marquette for the OnlineABG Module, any delay or disruption in the supply of OnlineABG Modules could have a material adverse effect on the Company.

Competition

           Competition in the medical device industry in general and the ABG analyzer market in particular is intense and expected to increase. The Company believes that the principal competitive factors for ABG analyzers and monitors are accuracy, rapid results, cost-effectiveness, integration with bedside monitors, reduction of blood loss and exposure, and price. The Company believes that it competes favorably with respect to all of these factors. Several other point-of-care or near-patient blood gas testing manufacturers have commercially available products including AVL Scientific Corp., i-STAT Corporation, Diametrics Medical, Inc., SenDx Medical Inc. and Instrumentation Laboratory. In addition, some manufacturers of laboratory equipment are marketing "mobile" versions of traditional blood gas testing equipment. The Company also expects that manufacturers of central and satellite laboratory testing equipment will compete to maintain their revenues and market share. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for ABG analysis.

Patents and Proprietary Rights

           The Company seeks to protect technology, inventions and improvements that it considers important through the use of patents and trade secrets. The Company owns or has rights to several U.S.

patents and has filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that the Company's patents will provide competitive advantages for the Company's products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any pending patent applications will issue. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company's inventions.

           While the Company does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that the Company does not infringe any patents or other proprietary rights held by third parties. If an infringement claim were made, the costs incurred to defend the claim could be substantial and adversely affect the Company, even if the Company were ultimately successful in defending the claim. If the Company's products were found to infringe any proprietary right of a third party, the Company could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights held by the Company, or to protect trade secrets or techniques owned by the Company. Any such claims or litigation could result in substantial costs and diversion of effort by management of the Company.

           The Company also relies on trade secrets and other unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

SensiCath/(R)/, OpticalCAM/TM/ and SensiCath the Paracorporeal Advantage/TM/ are trademarks of the Company. OnlineABG/TM/, Solar/TM/ and Tramscope/(R)/ are trademarks of Marquette Medical Systems, Inc.

Government Regulation

           The Company's products, development activities and manufacturing processes are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto, including the Safe Medical Devices Act of 1990. The Company is subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

           In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines ). In general, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness.

        Before a new or significantly modified device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval of a PMA application. A 510(k) clearance will be granted if the proposed device is "substantially equivalent" to a predicate device (i.e., a legally marketed class I or class II medical device, or a class III medical device for which the FDA has not called for the submission of a PMA application). Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a written determination that the device is "substantially equivalent" to a predicate device. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for a PMA application. Certain class III devices that were on the market before May 28, 1976 ("preamendments class III devices"), and devices that are substantially equivalent to them, can be brought to market through the 510(k) process until the FDA calls for the submission of PMA applications for preamendments class III devices. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date the PMA is submitted to the FDA, if approval is obtained at all.

        The Company has received 510(k) clearance to market the 72-hour SensiCath System and the OpticalCAM monitor from the FDA. The Company submitted a 510(k) notification regarding the 144-hour SensiCath Sensor in May 1997, which is currently under review. The Company also anticipates submitting 510(k) notifications for other configurations of the SensiCath System and other products that the Company may develop in the future. There can be no assurance that these future 510(k) submissions will be cleared by the FDA on a timely basis, if at all.

        The Company's 510(k) notice claimed that the SensiCath System is substantially equivalent to certain preamendments class III devices for which the FDA has published a final regulation placing the devices in class III. Pursuant to the FDA's August 14, 1995 order requiring manufacturers of preamendments class III devices to submit safety and effectiveness information to the FDA, the Company may be required to submit safety and effectiveness information to the FDA for the SensiCath System by August 1997. The Company plans to submit appropriate data to the FDA prior to August 1997. Failure on the part of the Company to submit the required safety and effectiveness information could subject the Company to FDA enforcement action and may result in the SensiCath System being deemed misbranded as a preamendments class III device, thereby requiring a PMA application. In addition, if the FDA publishes a final regulation calling for PMA applications for the SensiCath predicate devices based on information submitted by the Company and other manufacturers, the Company may be required to submit a PMA application within 90 days after the FDA calls for PMA applications. Although the FDA order requiring submission of safety and effectiveness information characterized the predicate devices as having a high potential for down-classification, there can be no assurance that the devices will be down-classified or that the Company will not be required to submit a PMA application for the SensiCath System.

        The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the

Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. Delays in receipt of, or a failure to receive such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company. To date, the Company has not experienced significant difficulty in complying with these regulations. In February 1997, the Company received the European Medical Devices Directorate ("MDD") approval to place the "CE" mark on its products. The CE mark enables the Company's products to be marketed, sold and used throughout the European Union, subject to limited "safeguard" powers of member states.

        The Company is subject to periodic inspections by the FDA, which is charged with auditing the Company's compliance with good manufacturing practices ("GMP") established by the FDA and other applicable government standards. The Company is also subject to inspections by the MDD and other European regulatory agencies. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA and MDD regulations. The Company's manufacturing facilities and processes are also subject to periodic inspection and review by its Notified Body in conjunction with the Company's ISO 9001 certification. Failure to maintain GMP and ISO 9001 certifications could have a material adverse effect on the Company.

        Some of the currently available methods for performing ABG analysis are subject to the Clinical Laboratory Improvements Act of 1988 ("CLIA"), which is intended to ensure the quality and reliability of all medical testing in the United States, regardless of testing site. In June 1996, the Company as notified by the Centers for Disease Control and Prevention ("CDC") that the SensiCath System was not subject to regulation under CLIA. Under CLIA, testing sites are required to comply with certain requirements regarding personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections based on the level of "complexity" associated with the test, and each manufacturer of a test analyzer must obtain a classification of the tests its product performs from the FDA and CDC. There can be no assurance that future CDC regulations will not apply to the SensiCath System.

Third Party Reimbursement

        Hospitals that purchase and physicians who use medical devices such as the Company's products generally rely upon third party payors such as Medicare, Medicaid, private health insurers and others to pay for some or all of the costs associated with the product. Medicare is the largest single third-party payor for services involving the use of the Company's products which are used primarily for hospital inpatients who are receiving critical care services.

        The patient population that the Company has initially targeted for the SensiCath System requires numerous ABG tests as part of their critical care stay. Using the average cost of traditional ABG tests and comparing it to the costs associated with the SensiCath System, the Company believes that it will be able to demonstrate the cost-effectiveness of the SensiCath System. However, there can be no assurance that the use of the SensiCath System will be considered cost-effective by certain hospitals and physicians in relation to the level of reimbursement typically received for ABG tests or for any reimbursement that might be received for each SensiCath Sensor. Furthermore, the level of reimbursement for ABG testing could decrease in the future. Failure by hospitals and other users of the Company's products to obtain sufficient reimbursement from third party payors and/or changes in governmental and private third party payors' policies toward coverage for ABG tests could have a materially adverse affect on the Company.

Employees

        As of December 31, 1996, the Company employed 67 persons full-time and 5 persons on a contract or part-time basis. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Certain Important Factors

        In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

 .    Market Acceptance of the SensiCath System. The Company's future revenues will depend on market acceptance of the SensiCath System. The Company will need to demonstrate to health care professionals, hospital administrators and third-party payors the accuracy, reliability, ease of use, safety and cost effectiveness of the SensiCath System. In order to use the SensiCath System, hospitals need to acquire the OnlineABG Module, and, if they do not have a Marquette patient bedside monitoring system the OpticalCAM monitor, both of which may require capital expenditure approvals by the hospital.

 .    Timely Installation of the SensiCath System. The Company's ability to increase sales in the near-term will depend on timely installation and in-service training for the OnlineABG Module, which is provided by Marquette. The Company does not have control over the scheduling of this installation and in-service training for the OnlineABG Module.

 .    Sales to Installed Base. The Company's plans for increasing sales in 1997 is based, in part, on its ability to sell the SensiCath System to Marquette's installed base of Tramscope and Solar patient monitoring systems. In order to interface with the SensiCath System, Tramscope systems need either hardware or software upgrades or both, and previously installed Solar systems need a software upgrade. These upgrades require an additional investment by hospitals with Tramscope systems and hospitals with Solar systems that are not under warranty. Hospitals may be reluctant to absorb the costs associated with the purchase of an OnlineABG Module and upgrades needed to interface the Solar and Tramscope system with the SensiCath System.

 .    Competition. Competition among companies attempting to provide ABG and other critical blood analyte analysis at the point-of-care is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

 .    Future Regulatory Approvals. The Company's ability to market new configurations of or improvements to the SensiCath System and any products it may develop in the future will require clearances or approvals from the FDA and in some instances foreign governmental agencies. The process for obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that the Company will be able to obtain necessary regulatory approvals and clearances in the future on a timely basis, or at all.

 .    Sole Sources of Supply. Currently, the Company has only one supplier for the OnlineABG Module, the OpticalCAM Monitor and certain other key components. Any disruption or delay in the supply of key components or instrumentation could have a material adverse effect on the Company.

Item 2.       PROPERTIES.

        The Company's facilities are located at 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. The Company leases these facilities pursuant to a lease that expires on November 30, 1999. The lease provides for rent of approximately $17,000 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company expects that these facilities will be sufficient for its operations for the foreseeable future.

Item 3.       LEGAL PROCEEDINGS.

        There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4a.      EXECUTIVE OFFICERS OF THE COMPANY.

        The executive officers of the Company, their ages and the offices held, as of March 15, 1997, are as follows:

                   Name                               Age                                         Title
--------------------------------------------      ------------     -----------------------------------------------------------------

Sam B. Humphries                                       54          President and Chief Executive Officer

Paulita M. LaPlante                                    39          Vice President of Worldwide Sales, Marketing and Business
                                                                   Development

Byron (Buzz) Moran                                     54          Vice President of Research and Development and Operations

Wesley G. Peterson                                     49          Chief Financial Officer, Vice President of Finance and
                                                                   Administration and Secretary

        Information regarding the business experience of the executive officers of the Company is set forth below.

        Sam B. Humphries has been the President, Chief Executive Officer and a Director of the Company since October 1991. From January 1988 to October 1991, he served as President and Chief Executive Officer of American Medical Systems ("AMS"), a medical device manufacturer which is a subsidiary of Pfizer, Inc. Mr. Humphries also served as a member of the Board of Directors of the Hospital Products Group at Pfizer, Inc. Mr. Humphries is a Director of Universal Hospital Services, Inc.

        Paulita M. LaPlante has been the Company's Vice President of Worldwide Sales, Marketing and Business Development since June 1994 and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as the Company's interim Vice President of Research and Development from January 1994 to September 1994. From 1986 to April 1992, Ms. LaPlante held a variety of positions with AMS, including Manager for Prostate Products, Manager of New Business Development and Manager of Worldwide Technical Training.

        Byron (Buzz) Moran has been the Company's Vice President of Research and Development and Operations since September 1994. From January 1985 to August 1994, Mr. Moran held several management positions, including Vice President and General Manager and Vice President of Research and Development, for Spectramed Incorporated, a medical device manufacturer which is a subsidiary of British Oxygen Corporation.

        Wesley G. Peterson has been the Company's Chief Financial Officer since January 1992, Vice President of Finance and Administration since June 1994 and Secretary since July 1992. He was also Director of Finance and Administration from January 1992 to June 1994. From December 1986 to December 1991, Mr. Peterson was the Vice President of Finance and Administration for CIMA Labs, Inc., a manufacturer and distributor of pharmaceuticals based in Minneapolis, Minnesota.

                                    PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

        The information under the caption "Market for Company's Common Stock and Related Stockholder Matters" on page 20 of the Company's 1996 Annual Report is incorporated herein by reference.

Item 6.       SELECTED FINANCIAL DATA.

        The financial information under the caption "Selected Financial Data" on page 19 of the Company's 1996 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 7 of the Company's 1996 Annual Report is incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Financial Statements and Independent Auditors' Report thereon on pages 8 to 19 of the Company's 1996 Annual Report are incorporated herein by reference.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        (a)   Directors, Executive Officers, Promoters and Control Persons

        The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

        (b)   Section 16(a) Beneficial Ownership Reporting Compliance

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 11.      EXECUTIVE COMPENSATION.

        The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

        The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information under the caption "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)   1.    Financial Statements.

              The following Financial Statements of the Company are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

              Financial Statements:                                        Page:
              ---------------------                                        -----

              Independent Auditors' Report.............................       19

              Balance Sheets as of December 31, 1996 and 1995..........       9

              Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994 and for the period from
              May 23, 1989 (inception) to December 31, 1996............       8

              Statement of Shareholders' Equity for the period
              May 23, 1989 (inception) to December 31, 1996............      10

              Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994 and for the period
              from May 23, 1989 (inception) to December 31, 1996.......      12

              Notes to Financial Statements............................      13

              2.    Financial Statement Schedules.

              All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

              3.    Exhibits

              The exhibits to this Report are listed in the Exhibit Index on pages 16 to 20 below.

              A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 20, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

              The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 13(a):

              A. Employment Agreement dated October 1, 1991 between the Company and Sam B.  Humphries.

              B. 1989 Omnibus Stock Option Plan, as amended.

              C. 1991 Stock Option Plan, as amended.

              D. Non-Statutory Stock Option Agreement dated August 2, 1995 between the Company and Sam B. Humphries.

              E. Non-Recourse Promissory Note dated September 1, 1995 between the Company and Sam B. Humphries.

              F. 1993 Stock Option Plan, as amended.

              G. Form of Non-Statutory Stock Option Agreement for Nonemployees
                 pursuant to 1993 Stock Option Plan.

          H. Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan

          I. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

          J. Warrant dated April 28, 1992 to purchase 4,548 shares issued to Gary A. Peterson.

     (b)  Reports on Form 8-K

     On December 4, 1996, the Company filed a Current Report on Form 8-K reporting the adoption of the Rights Plan, dated as of December 3, 1996 between the Company and Norwest Bank Minnesota, N.A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OPTICAL SENSORS INCORPORATED

Dated: March 27, 1997          By:  /s/ Sam B. Humphries
                                  ----------------------------------------------
                                        Sam B. Humphries
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title
----                           -----

/s/ Sam B. Humphries           President, Chief Executive Officer and Director
------------------------------ (principal executive officer)
Sam B. Humphries


/s/ Wesley G. Peterson         Chief Financial Officer, Vice President of Finance and
------------------------------ Administration and Secretary (principal financial and
Wesley G. Peterson             accounting officer)


/s/ Promod Haque, Ph.D.        Director
------------------------------
Promod Haque, Ph.D.


/s/ Peter H. McNerney          Director
------------------------------
Peter H. McNerney


/s/ John M. Nehra              Director
------------------------------
John M. Nehra


/s/ Demetre M. Nicoloff, M.D.  Director
------------------------------
Demetre M. Nicoloff, M.D.


/s/ Gary A. Peterson           Director
------------------------------
Gary A. Peterson

                         OPTICAL SENSORS INCORPORATED
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996

Item No.             Item                                     Method of Filing
--------             ----                                     ----------------
3.1          Restated Certificate of Incorporation of        Incorporated by reference to Exhibit 3.3
             the Company.                                    contained in the Company's Registration
                                                             Statement on Form S-1 (File No. 33-99904).

3.2          Certificate of Designation, Preferences         Filed herewith electronically.
             and Rights of Series A Junior Preferred
             Stock.

3.3          Bylaws of the Company.                          Incorporated by reference to Exhibit 3.5
                                                             contained in the Company's Registration
                                                             Statement on Form S-1 (File No. 33-99904).

4.1          Specimen Common Stock Certificate               Incorporated by reference to Exhibit 4.1
                                                             contained in the Company's Registration
                                                             Statement on Form S-1 (File No. 33-99904).

4.2          Form of Warrant issued in connection            Incorporated by reference to Exhibit 4.3
             with the sale of Convertible Preferred          contained in the Company's Registration
             Stock, Series B                                 Statement on Form S-1 (File No. 33-99904).

4.3          Form of Warrant issued in connection            Incorporated by reference to Exhibit 4.4
             with the Convertible Bridge Loan                contained in the Company's Registration
             Agreement dated November 22, 1991               Statement on Form S-1 (File No. 33-99904).

4.4          Form of Warrant issued in connection            Incorporated by reference to Exhibit 4.5
             with the On-Call Bridge Loan                    contained in the Company's Registration
             Agreement dated December 6, 1991                Statement on Form S-1 (File No. 33-99904).

4.5          Form of Warrant issued in connection            Incorporated by reference to Exhibit 4.6
             with the Convertible Bridge Loan                contained in the Company's Registration
             Agreement dated May 4, 1993                     Statement on Form S-1 (File No. 33-99904).

4.6          Form of Warrant issued in connection            Incorporated by reference to Exhibit 4.7
             with the Bridge Loan Agreement dated            contained in the Company's Registration
             June 1, 1995                                    Statement on Form S-1 (File No. 33-99904).

4.7          Warrant dated November 6, 1992 issued          Incorporated by reference to Exhibit 4.8
             to Comdisco, Inc.                              contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.8          Warrant Dated August 31, 1995 issued to        Incorporated by reference to Exhibit 4.9
             Comdisco, Inc.                                 contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.9          Warrant dated September 3, 1993 issued         Incorporated by reference to Exhibit 4.10
             to Alex. Brown & Sons Incorporated             contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.10         Warrant dated April 28, 1992 to purchase       Incorporated by reference to Exhibit 4.11
             40,938 shares issued to Edson Spencer, Jr.     contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.11         Warrant dated April 28, 1992 to purchase       Incorporated by reference to Exhibit 4.14
             40,938 shares issued to Gary A. Peterson       contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.12         Rights Agreement dated as of                   Incorporated by reference to Exhibit 4.1
             December 3, 1996 between the Company           contained in the Company's Current
             and Norwest Bank Minnesota, N.A.               Report on Form 8-K filed December 3,
                                                            1996 (File No. 0-27600).

10.1         Lease dated October 7, 1991 between            Incorporated by reference to Exhibit 10.1
             Registrant and First Industrial L.P.           contained in the Company's Registration
             (successor to MIG Kappa III Companies)         Statement on Form S-1 (File No. 33-99904).

10.2         Equipment Lease dated November 6,              Incorporated by reference to Exhibit 10.2
             1992, as amended, between the Company          contained in the Company's Registration
             and Comdisco, Inc.                             Statement on Form S-1 (File No. 33-99904).

10.3         Letter Agreement dated October 1, 1995         Incorporated by reference to Exhibit 10.3
             between the Company and Marquette              contained in the Company's Registration
             Electronics, Inc.                              Statement on Form S-1 (File No. 33-99904).

10.4         Employment Agreement dated October             Incorporated by reference to Exhibit 10.4
             1, 1991 between the Company and                contained in the Company's Registration
             Sam B. Humphries                               Statement on Form S-1 (File No. 33-99904).

10.5         Non-Competition Agreement, dated               Incorporated by reference to Exhibit 10.6
             April 28, 1992 between the Company             contained in the Company's Registration
             and Sam B. Humphries                           Statement on Form S-1 (File No. 33-99904).

10.6         Series D Convertible Preferred Stock           Incorporated by reference to Exhibit 10.7
             Purchase Agreement dated July 25, 1995         contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

10.7         Series E Convertible Preferred Stock           Incorporated by reference to Exhibit 10.8
             Purchase Agreement dated                       contained in the Company's Registration
             November 14, 1995                              Statement on Form S-1 (File No. 33-99904).

10.8         Registration Rights Agreement, dated           Incorporated by reference to Exhibit 10.9
             April 28, 1992, as amended                     contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

10.9         Bridge Loan Agreement, dated June 1,           Incorporated by reference to Exhibit
             1995                                           10.10 contained in the Company's
                                                            Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.10        1989 Omnibus Stock Option Plan, as             Incorporated by reference to Exhibit
             amended                                        10.11 contained in the Company's
                                                            Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.11        1991 Stock Option Plan, as amended             Incorporated by reference to Exhibit
                                                            10.12 contained in the Company's
                                                            Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.12        Non-Statutory Stock Option Agreement           Incorporated by reference to Exhibit
             dated August 2, 1995 between the               10.13 contained in the Company's
             Company and Sam B. Humphries                   Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.13        Non-Recourse Promissory Note dated             Incorporated by reference to Exhibit
             September 1, 1995 between the                  10.14 contained in the Company's
             Company and Sam B. Humphries                   Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.14        Pledge Agreement dated September 1,            Incorporated by reference to Exhibit
             1995 between the Company and Sam B.            10.15 contained in the Company's
             Humphries                                      Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.15        1993 Stock Option Plan, as amended             Incorporated by reference to Exhibit
                                                            10.21 contained in the Company's
                                                            Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.16        Form of Non-Statutory Stock Option             Incorporated by reference to Exhibit
             Agreement for Nonemployees pursuant            10.21 contained in the Company's
             to 1993 Stock Option Plan                      Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.17        Form of Non-Statutory Stock Option             Incorporated by reference to Exhibit
             Agreement for Nonemployee Directors            10.18 contained in the Company's
             pursuant to 1993 Stock Option Plan             Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.18        Form of Incentive Stock Option                 Incorporated by reference to Exhibit
             Agreement for Employees pursuant to            10.19 contained in the Company's
             1993 Stock Option Plan                         Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.19        Manufacturing Supply Agreement dated           Incorporated by reference to Exhibit
             October 26, 1994 between the Company           10.20 contained in the Company's
             and SpecTran Specialty Optics Company          Registration Statement on Form S-1
                                                            (File No. 33-99904).

10.20        Employee Stock Purchase Plan                   Incorporated by reference to Exhibit 99.1
                                                            contained in the Company's Registration
                                                            Statement on Form S-8 (File No. 333-17493).

10.21        First Amendment to Lease Agreement             Filed herewith electronically.
             dated April 26, 1996 between First
             Industrial Financing Partnership, L.P.
             and the Company.

10.22        Supply Agreement dated August 22,              Filed herewith electronically.
             1996 between the Company and
             Marquette Electronics, Inc. (1)

10.23        Manufacturing Supply Agreement dated           Filed herewith electronically.
             September 10, 1996 between the
             Company and SpecTran Specialty Optics
             Company. (1).

10.24        Purchase Order dated February 21, 1997         Filed herewith electronically.
             between the Company and SeaMED
             Corporation. (1)

11.1         Statement regarding computation of per         Filed herewith electronically.
             share loss

13.1         Excerpts from the Company's 1996               Filed herewith electronically.
             Annual Report to Shareholders
             incorporated by reference herein.

23.1         Independent Auditors' Consent                  Filed herewith electronically.

27.1         Financial Data Schedule                        Filed herewith electronically.

---------------------

(1) Confidential treatment has been requested with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.