Form 10-Q
period 1997-03-31
OPTICAL SENSORS INC
filed 1997-04-30
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarter ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of April 28, 1997, the Registrant had 8,369,279 shares of Common Stock outstanding.

                                     Index


                         OPTICAL SENSORS INCORPORATED



Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

           Balance Sheets - March 31, 1997 and December 31, 1996

           Statements of Operations - Quarters ended March 31, 1997 and March 31, 1996

           Statements of Cash Flows - Quarters ended March 31, 1997 and March 31, 1996

           Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                                 Balance Sheets


                                                             March 31, 1997   December 31, 1996
                                                           ------------------------------------
                                                               (Unaudited)          (Note)
Assets
Current assets:
  Cash and cash equivalents                                    $ 26,278,686        $ 30,134,800
  Accounts receivable                                                71,193              91,040
  Inventory                                                       1,037,579             931,917
  Prepaid expenses and other current assets                         436,608             200,731
                                                           ------------------------------------
Total current assets                                             27,824,066          31,358,488

Property and equipment:
  Research and development equipment                                340,131             292,488
  Leasehold improvements                                            201,200             199,211
  Furniture and equipment                                            96,192              77,895
  Marketing equipment                                               767,863             344,448
  Production equipment                                              188,229             167,635
                                                           ------------------------------------
                                                                  1,593,615           1,081,677
  Less accumulated depreciation                                    (578,846)           (488,043)
                                                           ------------------------------------
                                                                  1,014,769             593,634
Other assets:
  Patents                                                           359,354             328,630
  Other assets                                                       82,393              88,445
                                                           ------------------------------------
                                                                    441,747             417,075
                                                           ------------------------------------
Total assets                                                   $ 29,280,582        $ 32,369,197
                                                           ====================================

Liabilities and shareholders equity
Current liabilities:
  Accounts payable                                             $    503,513        $    740,804
  Employee compensation                                             320,722             577,228
  Other liabilities and accrued expenses                              1,703               1,541
                                                           ------------------------------------
Total current liabilities                                           825,938           1,319,573

Commitments

Shareholders equity
Convertible Preferred Stock, par value $.01
  per share:
    Authorized shares--5,000,000
    Issued and outstanding shares 1997--0 and
      1996--0                                                           ---                 ---
Common Stock, par value $.01 per share:
    Authorized shares--30,000,000
    Issued and outstanding shares 1997--8,369,279 and
      1996--8,341,497                                                83,693              83,415
Additional paid-in capital                                       66,998,478          66,974,345
Deficit accumulated during the development stage                (37,916,247)        (35,215,362)
Deferred compensation                                              (466,280)           (547,774)
Note receivable from officer                                       (245,000)           (245,000)
                                                           ------------------------------------
Total shareholders equity                                        28,454,644          31,049,624
                                                           ------------------------------------
Total liabilities and shareholders equity                      $ 29,280,582        $ 32,369,197
                                                           ====================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)



                                                                        Cumulative
                                                                       May 23, 1989
                                              Three Months Ended      (inception) to
                                           March 31,     March 31,       March 31,
                                              1997          1996           1997
                                        --------------------------------------------

Net Sales                                 $    52,770   $    14,905     $    215,838
Cost of goods sold                            434,533       321,714        1,803,754
                                        --------------------------------------------
Gross Margin                                 (381,763)     (306,809)      (1,587,916)
Operating Expenses:
  Research and development expenses         1,216,911     1,265,783       26,239,777
  Selling, general and administrative
   expenses                                 1,472,690       688,597       12,493,649
                                        --------------------------------------------
Operating loss                             (3,071,364)   (2,261,189)     (40,321,342)

Interest expense                                  ---           ---         (141,385)
Interest income                               370,479       194,495        2,546,480
                                        --------------------------------------------

Net loss                                  $(2,700,885)  $(2,066,694)    $(37,916,247)
                                        ============================================


Net loss per common share                       $(.32)        $(.53)
                                        ===========================

Shares used in calculation of net loss
 per share                                  8,348,368     3,915,594
                                        ===========================

   See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                Cumulative
                                                                                               May 23, 1989
                                                                     Three Months Ended       (inception) to
                                                                   March 31,     March 31,       March 31,
                                                                     1997          1996            1997
                                                                --------------------------------------------

Operating activities
Net loss
Adjustments to reconcile net loss to net cash used in             $(2,700,885)  $(2,066,694)    $(37,916,247)
  operating activities:
    Loss on write-off of research and development equipment                                          133,919
    Loss on write-off of prepaid royalties                                                           135,201
    Depreciation and amortization                                      93,644        24,663          728,548
    Amortization of deferred loss on sale leaseback                                                   11,196
    Deferred compensation amortization                                 81,494       155,863        1,713,413
    License fee financed with long-term debt                                                         193,700
    Issuance of Common Stock for services                                                             37,091
    Issuance of Common Stock in lieu of interest payments on                                          35,412
      notes payable
    Issuance of warrants in connection with debt and lease              4,525         3,016           68,622
      financings
    Issuance of options in connection with consulting services                                        55,690
    Changes in operating assets and liabilities:
      Receivables                                                      19,847       (15,329)         (71,193)
      Inventories                                                    (105,662)     (196,484)      (1,037,579)
      Prepaid expenses and other assets                              (263,389)      309,379         (880,783)
      Accounts payable and accrued expenses                          (493,635)      228,533          825,938
                                                                --------------------------------------------
Net cash used in operating activities                              (3,364,061)   (1,557,053)     (35,967,072)

Investing activities
Proceeds from disposal of equipment                                                                   46,947
Purchases of property and equipment                                  (511,938)         (995)      (2,216,467)
                                                                --------------------------------------------
Net cash used in investing activities                                (511,938)         (995)      (2,169,520)

Financing activities
Proceeds from sale leaseback                                                                         283,030
Net proceeds from issuance of Common Stock                             19,885    33,953,315       35,064,561
Net proceeds from issuance of Preferred Stock                                                     27,290,155
Reimbursement to founder and shareholder                                                              (3,500)
Payments on long-term debt                                                                        (1,396,894)
Proceeds from notes payable                                                                        3,177,926
                                                                --------------------------------------------
Net cash provided by financing activities                              19,885    33,953,315       64,415,278
                                                                --------------------------------------------
Increase (decrease) in cash and cash equivalents                   (3,856,114)   32,395,267       26,278,686
Cash and cash equivalents at beginning of period                   30,134,800     5,394,721              ---
                                                                --------------------------------------------
Cash and cash equivalents at end of period                        $26,278,686   $37,789,988     $ 26,278,686
                                                                ============================================

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements
                                  (Unaudited)

                                March 31, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1996 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Optical Sensors Incorporated (the "Company") has developed the SensiCath system, a patient-attached, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). The SensiCath System utilizes a disposable, fiberoptic sensor device ("the SensiCath Sensor") connected to a small modular instrument that can be configured to integrate with bedside monitoring systems or to serve as a stand-alone monitor.

The SensiCath System is currently available in two configurations. The first configuration of the SensiCath System combines the SensiCath Sensor with a module (the "OnlineABG Module") that plugs into bedside monitors manufactured by Marquette Medical Systems, Inc. ("Marquette"). The second configuration of the SensiCath System consists of the SensiCath Sensor, the OnlineABG Module and the Company's OpticalCAM ABG monitor ("the OpticalCAM/TM/") that can be used as a stand-alone monitoring device or can interface with bedside monitors supplied by other manufacturers of patient monitoring equipment. Currently, the OpticalCAM is able to interface with patient monitoring systems sold by the Hewlett-Packard Company and SpaceLabs Medical, Inc. The two configurations of the SensiCath System give the Company access to over 80 percent of the monitored critical care beds in the United States.

The Company completed product development of the initial configuration of the SensiCath System in June 1995 and received 510(k) clearance to market the SensiCath System from the FDA in January 1996. The Company completed development of the OpticalCAM in September 1996 and received 510(k) clearance to market the OpticalCAM from the FDA in January 1997. In April 1997, the Company received 510(k) clearance to market from the FDA for the expanded use of the SensiCath Sensor from 72 to 144 hours and from 100 to 200 ABG measurements. The extended use of the SensiCath Sensor enables the Company's customers the ability to realize additional cost savings for their high acuity patients.

Results of Operations

Net sales in the first quarter of 1997 increased $37,865 from $14,905 in the first quarter in 1996. Approximately 50% of the sales for the quarter were to hospitals in the United States. The remainder were to U.S. and European distributors and monitoring companies for demonstration and evaluation purposes. First quarter sales for 1996 were all to monitoring companies for demonstration and evaluation purposes.

Costs of products sold in the first quarter of 1997 increased $112,819 or 35% from the first quarter in 1996. The major component of cost of products sold for both quarters is manufacturing infrastructure costs necessary for anticipated future sales levels. The Company has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs. Accordingly, the Company expects an improving relationship between sales and cost of product sold once sales volumes begin to increase.

Research and development costs in the first quarter of 1997 decreased $48,872 or 4% from the first quarter of 1996. Research and development expenses in the first quarter of 1996 included a payment of $50,000 under an agreement with Marquette Medical Systems, Inc. entered into in September 1995 pursuant to which the Company acquired ownership of the technology used in the SensiCath System. No payments were made under this agreement in the first quarter of 1997. Total payments in 1995 and 1996 to Marquette were $553,250 and $759,750, respectively. The Company is obligated to make two additional payments of $500,000 each subject to Marquette selling certain minimum quantities of OnlineABG Modules. The Company currently expects to make these payments to Marquette in 1997. The Company's research and development activities during 1996 focused on development of the OpticalCAM (which was released for commercial sale in the first quarter of 1997), a further miniaturized sensor and new sensors to measure additional blood analytes. Both the first quarter of 1996 and 1997 contained outside development expenditures for the OpticalCAM of approximately $200,000. The Company's planned development activities for the remainder of 1997 include those initiated in 1996, as well as several product cost reduction projects. Excluding anticipated payments to Marquette, the Company expects that the level of research and development expenses during the remainder of 1997 will be comparable to the first quarter of 1997.

Selling, general and administrative expenses in the first quarter of 1997 increased $784,093 or 114% from the first quarter of 1996. The increase is attributable primarily to organizational expansion of sales and marketing, product positioning and initial product launch activities in the latter half of 1996. During late 1996, the Company completed the initial hiring of its sales and marketing staff to support product positioning and initial product launch activities. Salaries and benefits for the expanded sales and marketing staff and travel expenses related to sales and marketing activities accounted for a significant portion of the increase in selling, general and administrative expenses in the first quarter of 1997 compared to the first quarter of 1996. Administrative expenses also increased primarily due to the higher level of activity associated with initial commercialization of the Company's products and additional costs associated with being a public company. The Company expects to operate through the balance of 1997 without materially increasing its selling, general and administrative expenses from the current level.

Interest income in the first quarter of 1997 increased $175,984 from the first quarter of 1996, due to interest earned on the proceeds from the Company's initial public offering, which was completed in the first quarter of 1996.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $2,700,885 for the quarter ended March 31, 1997, compared to a net loss of $2,066,694 for the quarter ended March 31, 1996, and as of March 31, 1997, the Company had an accumulated deficit of $37,916,247. The increase in the net loss was primarily due to the increase in operating expenses described above. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements which could be affected by certain risks and uncertainties, including: market acceptance of the SensiCath System; timely installation of the SensiCath System at hospitals with Marquette patient monitoring systems; increasing sales to Marquette's installed base of Tramscope and Solar patient monitoring systems; actions taken and alternative products introduced or marketed by the Company's competitors; actions related to future regulatory matters; and continued supply of instrumentation and other key components for which the Company relies on sole suppliers. These risks are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Liquidity and Capital Resources

In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

The Company's cash and cash equivalents were $26,278,686 and $30,134,800 at March 31, 1997 and December 31, 1996, respectively. The Company incurred cash expenditures for the quarter ended March 31, 1997 of $3,364,061 for operations and $511,938 for capital expenditures. The capital equipment expenditures were principally for the acquisition of OpticalCAM monitors and OnlineABG Modules for demonstration purposes to support commercial launch of the Company's products. As of March 31, 1997 the Company had no material commitments outstanding for tooling and equipment.

The Company continued to increase its inventory during the first quarter of 1997 to support future product sales. The amount of the increase, however, was not as significant as the increase in inventory in late 1996. A substantial portion of the inventory level at March 31, 1997 consisted of key components and OnlineABG Modules for which the Company relies on sole suppliers. In addition, as of March 31, 1997, the Company had commitments outstanding for approximately $2,100,000 to purchase OpticalCAM monitors and OnlineABG Modules for resale purposes.

SensiCath(R) and OpticalCAM/TM/ are trademarks of the Company. OnlineABG/TM/, Tramscope(R) and Solar/TM/ are trademarks of Marquette Medical Systems, Inc.



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



                                  OPTICAL SENSORS INCORPORATED



Date    April 30, 1997

                                  ----------------------------------------------
                                                 Sam B. Humphries
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)


Date    April 30, 1997

                                  ----------------------------------------------
                                                Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)