Form 10-Q
period 1997-06-30
OPTICAL SENSORS INC
filed 1997-08-01
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarter ended June 30, 1997

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

         As of July 15, 1997, the Registrant had 8,379,892 shares of
                           Common Stock outstanding.

                                     Index


                         OPTICAL SENSORS INCORPORATED



Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

            Balance Sheets - June 30, 1997 and December 31, 1996

            Statements of Operations - Three months ended June 30, 1997 and 1996
                                       Six months ended June 30, 1997 and 1996

            Statements of Cash Flows - Six months ended June 30, 1997 and June
                                       30, 1996

            Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                                 Balance Sheets

                                          June 30,         December 31,
                                            1997               1996
                                        ----------------------------------
                                         (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents             $23,485,576         $30,134,800
   Accounts receivable                        60,624              91,040
   Inventories                             1,788,414             931,917
   Prepaid expenses and other
    current assets                           117,113             200,731
                                        ----------------------------------
Total current assets                      25,451,727          31,358,488

Property and equipment:
   Leased equipment                          214,037                 ---
   Research and development equipment        370,445             292,488
   Leasehold improvements                    202,655             199,211
   Furniture and equipment                    98,519              77,895
   Marketing equipment                       773,436             344,448
   Production equipment                      206,442             167,635
                                        ----------------------------------
                                           1,865,534           1,081,677
   Less accumulated depreciation            (675,581)           (488,043)
                                        ----------------------------------
                                           1,189,953             593,634

Other assets:
   Patents                                   386,330             328,630
   Other assets                               79,334              88,445
                                        ----------------------------------
                                             465,664             417,075
                                        ----------------------------------
Total assets                             $27,107,344         $32,369,197
                                        ==================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                      $ 1,086,664         $   740,804
   Employee compensation                     475,954             577,228
   Other liabilities and accrued
    expenses                                   3,737               1,541
   Current portion of long term debt          55,360                 ---
                                        ----------------------------------
Total current liabilities                  1,621,715           1,319,573

Long-term debt, net current maturities       158,678                 ---

Commitments

Shareholders' equity
Convertible Preferred Stock,
  par value $.01 per share:
      Authorized shares--5,000,000
      Issued and outstanding shares-- 0          ---                 ---
Common Stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares
    1997--8,379,892 and 1996--8,341,497       83,799              83,415
Additional paid-in capital                67,036,347          66,974,345
Deficit accumulated during the
 development stage                       (41,163,411)        (35,215,362)
Deferred compensation                       (384,784)           (547,774)
Note receivable from officer                (245,000)           (245,000)
                                        ----------------------------------
Total shareholders' equity                25,326,951          31,049,624
                                        ----------------------------------
Total liabilities and shareholders'
 equity                                  $27,107,344         $32,369,197
                                        ==================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)


                                                                                                    Cumulative
                                              Three Months Ended           Six Months Ended        May 23, 1989
                                                   June 30                     June 30            (inception) to
                                        -------------------------------------------------------      June 30,
                                              1997          1996          1997          1996           1997
                                        ------------------------------------------------------------------------
Net sales                                 $    27,796   $    32,016   $    80,566   $    46,921     $    243,634
Cost of good sold                             487,089       334,536       921,622       656,250        2,290,843
                                        ------------------------------------------------------------------------
Gross margin                                 (459,293)     (302,520)     (841,056)     (609,329)      (2,047,209)

Operating  expenses:
 Research and development                   1,740,267     1,868,266     2,859,181     3,134,049       27,980,044
 Selling, general and administrative        1,386,491       918,505     2,957,178     1,607,102       13,880,140
                                        ------------------------------------------------------------------------
Operating loss                             (3,586,051)   (3,089,291)   (6,657,415)   (5,350,480)     (43,907,393)

Interest expense                                  ---           ---           ---           ---         (141,385)
Interest income                               338,887       488,029       709,364       682,524        2,885,367
                                        ------------------------------------------------------------------------

Net loss                                  $(3,247,164)  $(2,601,262)  $(5,948,051)  $(4,667,956)    $(41,163,411)
                                        ========================================================================

Net loss per common share                       $(.39)        $(.31)        $(.71)        $(.77)
                                        ==========================================================

Shares used in calculation of net loss
 per share                                  8,374,632     8,265,021     8,362,507     6,090,307
                                        ==========================================================

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                    Cumulative
                                                                                                                   May 23, 1989
                                                                                           Six Months Ended       (inception) to
                                                                                        June 30,      June 30,       June 30,
                                                                                          1997          1996           1997
                                                                                    --------------------------------------------
Operating activities
Net loss                                                                             $(5,948,051)  $(4,667,956)    $(41,163,411)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss on write-off of research and development equipment                                                             133,919
    Loss on write-off of prepaid royalties                                                                              135,201
    Depreciation and amortization                                                        195,543        49,201          830,447
    Amortization of deferred loss on sale leaseback                                                                      11,196
    Deferred compensation amortization                                                   162,992       311,725        1,794,909
    License fee financed with long-term debt                                                                            193,700
    Issuance of Common Stock for services                                                                                37,091
    Issuance of Common Stock in lieu of interest payments on
      notes payable                                                                                                      35,412
    Issuance of warrants in connection with debt and lease
      financings                                                                           9,048         3,016           73,145
    Issuance of options in connection with consulting services                                                           55,690
    Changes in operating assets and liabilities:
      Account Receivables                                                                 30,416       (39,098)         (60,624)
      Inventories                                                                       (856,497)     (313,022)      (1,788,414)
      Prepaid expenses and other assets                                                   27,024       311,631         (590,370)
      Accounts payable and accrued expenses                                              302,142       140,072        1,621,715
                                                                                    -------------------------------------------
Net cash used in operating activities                                                 (6,077,383)   (4,204,431)     (38,680,394)

Investing activities
Proceeds from disposal of equipment                                                                                      46,947
Purchases of property and equipment                                                     (783,857)      (14,337)      (2,488,386)
                                                                                   --------------------------------------------
Net cash used in investing activities                                                   (783,857)      (14,337)      (2,441,439)

Financing activities
Proceeds from sale leaseback                                                                                            283,030
Net proceeds from issuance of Common Stock                                                53,338    33,953,220       35,098,014
Net proceeds from issuance of Preferred Stock                                                                        27,290,155
Reimbursement to founder and shareholder                                                                                 (3,500)
Payments on long-term debt                                                               (55,360)                    (1,452,254)
Proceeds from notes payable                                                              214,038                      3,391,964
                                                                                   --------------------------------------------
Net cash provided by financing activities                                                212,016    33,953,220       64,607,409
                                                                                   --------------------------------------------

Increase (decrease) in cash and cash equivalents                                      (6,649,224)   29,743,452       23,485,576
Cash and cash equivalents at beginning of period                                      30,134,800     5,394,721              ---
                                                                                   --------------------------------------------
Cash and cash equivalents at end of period                                           $23,485,576   $35,129,173     $ 23,485,576
                                                                                   ============================================

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements
                                  (Unaudited)

                                 June 30, 1997



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1996 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the three and the six month periods ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and net loss per share as reported.

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

The SensiCath System is currently available in two configurations. The first configuration of the SensiCath System combines the SensiCath Sensor with a module (the "OnlineABG Module") that plugs into bedside monitors manufactured by Marquette Medical Systems, Inc. ("Marquette"). The second configuration of the SensiCath System consists of the SensiCath Sensor, the OnlineABG Module and the Company's OpticalCAM ABG monitor ("the OpticalCAM ") that can be used as a stand-alone monitoring device or can interface with bedside monitors supplied by other manufacturers of patient monitoring equipment. Currently, the OpticalCAM is able to interface with patient monitoring systems sold by Hewlett-Packard Company and SpaceLabs Medical, Inc. The two configurations of the SensiCath System give the Company access to over 80 percent of the monitored critical care beds in the United States.

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

In May of 1997, the Company voluntarily initiated an action to recover all customer inventory of SensiCath Sensors due to unanticipated interference with pH readings in certain patient applications. The interfering agent, called bilirubin, is elevated in patients that have underdeveloped or failing livers. At the same time, the Company notified the FDA of its action to recover all customer inventory of sensors. In July 1997, the FDA notified the Company that this voluntary action was classified as a product recall. The Company has complied with all requirements of the FDA recall action and retrieved all sensors from customers. In addition, the Company has developed a modified pH sensor which will reduce bilirubin interference to a clinically acceptable level and which the Company believes will be compatible with its existing manufacturing equipment and processes. Laboratory tests of the modified pH sensor indicate that it will meet the Company's performance specifications. The Company plans to conduct patient attached evaluations of the modified sensor at customer reference sites and validate manufacturing processes for the modified sensor in the third quarter of 1997. The Company expects to re-launch the SensiCath Sensor in fourth quarter 1997.


Results of Operations

Net sales in the second quarter of 1997 decreased $4,220 or 13% from $32,016 in the second quarter in 1996. The majority of the sales in the second quarter of 1997 were for OpticalCAM monitors. Included in net sales for the second quarter of 1997 were customer credits of $14,770 related to the Company's retrieval from customers of SensiCath Sensors. Net sales for the six month period ended June 30, 1997 increased $33,645 or 72% from $46,921 for the six month period ended June 30, 1996. The Company does not anticipate generating any significant revenues until after re-launching a modified version of the sensor that performs to the Company's specifications with patients who have elevated levels of bilirubin present in their blood. This re-launch is currently expected to begin in the fourth quarter of 1997.

Costs of products sold in the second quarter of 1997 increased $152,553 or 46% from the first quarter in 1996. Cost of products sold for the six month period ended June 30, 1997 increased $265,372 or 40% from $656,250 for the six month period ended June 30, 1996. The major component of cost of products sold for both the second quarter and year to date is manufacturing infrastructure costs necessary for anticipated future sales levels. The cost of manufacturing infrastructure, which was established to its current level in the latter part of 1996, accounted for the majority of the increase in cost of product sold. The Company has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs. Accordingly, the Company expects an improving relationship between sales and cost of product sold once sales volumes begin to increase.

Research and development costs for the second quarter of 1997 decreased $127,999 or 7% from the second quarter of 1996. Research and development costs for the six month period ended June 30, 1997 decreased $274,868 or 9% from $3,134,049 for the six month period ended June 30, 1996. Decreased spending for both the quarter and six month periods resulted from lowered clinical research activities as the Sensicath System reached development maturity. During the second quarter of 1997 Marquette Medical Systems completed the sale of OnlineABG modules to 20 hospital sites, resulting in a $500,000 payment to Marquette Medical Systems under an agreement entered into in September 1995 pursuant to which the Company acquired ownership of the technology used in the SensiCath System. Payments to Marquette so far under this agreement are $553,250, $759,750 and $500,000, in 1995, 1996 and 1997, respectively. The Company is obligated to make one additional payment of $500,000 subject to Marquette selling certain minimum quantities of OnlineABG Modules. The Company currently expects to make this final payment to Marquette in 1998. Excluding the $500,000 payment to Marquette in the second quarter of 1997, the Company expects that the level of research and development expenses during the remainder of 1997 will be comparable to the first half of 1997. The majority of research and development activities in the second quarter of 1997 were directed towards modification of the pH sensor as described above. The Company anticipates returning its efforts to development of new sensors to measure additional blood analytes and other product enhancements after validation of manufacturing processes for the modified sensor are completed.

Selling, general and administrative expenses in the second quarter of 1997 increased $467,986 or 51% from the second quarter of 1996. Selling, general and administrative expenses for the six month period ended June 30, 1997 increased $1,350,076 or 84% from $1,607,102. The increase is attributable primarily to organizational expansion of sales and marketing, product positioning and initial product launch activities in the latter half of 1996. During late 1996, the Company completed the initial hiring of its sales and marketing staff to support product positioning and initial product launch activities. Salaries and benefits for the expanded sales and marketing staff and travel expenses related to sales and marketing activities accounted for a significant portion of the increase in selling, general and administrative expenses in the second quarter and the six months ended June 30, 1997 as compared to comparable time periods in 1996. Administrative expenses also increased primarily due to the higher level of activity associated with initial commercialization of the Company's products and additional costs associated with being a public company. The Company expects to operate through the balance of 1997 without materially increasing its selling, general and administrative expenses from the current level.

Interest income in the second quarter of 1997 decreased $149,142 from $488,029 in the second quarter of 1996. Interest income for the six month period ended June 30,1997 increased $26,840 from $682,524 for the six month period ended June 30, 1996. The decrease in interest income in the second quarter of 1997 is due to declining cash balances of proceeds from the Company's initial public offering, which was completed in the first quarter of 1996. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $3,247,164 for the quarter ended June 30, 1997, compared to a net loss of $2,601,262 for the quarter ended June 30, 1996. The Company incurred a net loss of $5,948,051 for the six months ended June 30, 1997, compared to a net loss of $4,667,956 for the six months ended June 30, 1996. As of June 30, 1997, the Company had an accumulated deficit of $41,163,411. The increase in the net loss was primarily due to the increase in operating expenses described above. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements which could be affected by certain risks and uncertainties, including: the Company's ability to validate the manufacturing processes of the SensiCath Sensor to reduce bilirubin interference to clinically acceptable levels; market acceptance of the SensiCath System; timely installation of the SensiCath System at hospitals with Marquette patient monitoring systems; increasing sales to Marquette's installed base of Tramscope and Solar patient monitoring systems; actions taken and alternative products introduced or marketed by the Company's competitors; actions related to future regulatory matters; and continued supply of instrumentation and other key components for which the Company relies on sole suppliers. Certain of these risks are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Liquidity and Capital Resources

In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

The Company's cash and cash equivalents were $23,485,576 and $30,134,800 at June 30, 1997, and December 31, 1996, respectively. The Company incurred cash expenditures for the six months ended June 30, 1997 of $6,077,383 for operations and $783,857 for capital expenditures. The capital equipment expenditures were principally for the acquisition of OpticalCAM monitors and OnlineABG Modules for demonstration purposes to support commercial launch of the Company's products and for tooling for production of OpticalCAM monitors. As of June 30, 1997 the Company had no material commitments outstanding for tooling and equipment.

The Company continued to increase its inventory during the second quarter of 1997 to support future product sales. All of the $750,000 increase between the two quarters is related to procurement of Optical CAM monitors and Online ABG modules. A substantial portion of the inventory level at June 30, 1997 consisted of key components and OnlineABG Modules for which the Company relies on sole suppliers. In addition, as of June 30, 1997, the Company had commitments outstanding for approximately $1,200,000 to purchase OpticalCAM monitors and OnlineABG Modules for resale purposes.

SensiCath(R) and OpticalCAM(TM) are trademarks of the Company. OnlineABG(TM), Tramscope(R) and Solar(TM) are trademarks of Marquette Medical Systems, Inc.



Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

On May 13, 1997, the Company held its annual meeting of Stockholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the next annual meeting of stockholders:

         Director                    Votes For         Votes Withheld
         --------                    ---------         --------------
     Sam B. Humphries                7,382,166             19,971
     Promod Haque, Ph.D.             7,364,911             37,226
     Peter H. McNerney               7,366,361             35,776
     John M. Nehra                   7,366,361             35,776
     Demetre M. Nicoloff, M.D.       7,383,561             18,576
     Gary A. Peterson                7,363,661             38,476

(b) The Company's Employee Stock Purchase Plan was approved with 7,044,444 shares voting in favor, 83,427 shares voting against, 81,922 shares abstaining and 192,344 broker non-votes.

(c) The selection of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified with 7,380,018 shares voting in favor, 6,483 shares voting against, 15,636 shares abstaining and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                  Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OPTICAL SENSORS INCORPORATED



Date    July 30, 1997
                                   ---------------------------------------------
                                                   Sam B. Humphries
                                        President and Chief Executive Officer
                                             (Principal Executive Officer)


Date    July 30, 1997
                                   ---------------------------------------------
                                                   Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)