Form 10-Q
period 1997-09-30
OPTICAL SENSORS INC
filed 1997-11-05
CIK 907658

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes   [_] No

  AS OF OCTOBER 30, 1997, THE REGISTRANT HAD 8,386,250 SHARES OF COMMON STOCK
                                  OUTSTANDING.

                                     INDEX


                         OPTICAL SENSORS INCORPORATED



PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

           Balance Sheets - September 30, 1997 and December 31, 1996

           Statements of Operations - Three months ended September 30, 1997 and
                                      1996
                                      Nine months ended September 30, 1997 and
                                      1996

           Statements of Cash Flows - Nine months ended September 30, 1997 and
                                      1996

           Notes to Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                                 Balance Sheets

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                   1997                1996
                                                            -----------------------------------
                                                               (Unaudited)            (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 19,574,431        $ 30,134,800
  Accounts receivable                                                49,538              91,040
  Inventories                                                     1,758,870             931,917
  Prepaid expenses and other current assets                         254,593             200,731
                                                            -----------------------------------
Total current assets                                             21,637,432          31,358,488

Property and equipment:
  Equipment under capital lease                                     255,942                 ---
  Research and development equipment                                427,141             292,488
  Leasehold improvements                                            255,890             199,211
  Furniture and equipment                                           105,708              77,895
  Marketing equipment                                               805,440             344,448
  Production equipment                                              249,066             167,635
                                                            -----------------------------------
                                                                  2,099,187           1,081,677
  Less accumulated depreciation                                    (799,265)           (488,043
                                                            -----------------------------------
                                                                  1,299,922             593,634
Other assets:
  Patents                                                           424,961             328,630
  Other assets                                                       79,425              88,445
                                                            -----------------------------------
                                                                    504,386             417,075
                                                            -----------------------------------
Total assets                                                   $ 23,441,740        $ 32,369,197
                                                            ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    442,853        $    740,804
   Employee compensation                                            362,956             577,228
   Other liabilities and accrued expenses                             2,340               1,541
   Current portion of long term debt                                 53,242                 ---
                                                            -----------------------------------
Total current liabilities                                           861,391           1,319,573

Long-term debt, net current maturities                              188,644                 ---

Commitments

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
 per share:
     Authorized shares--5,000,000
     Issued and outstanding shares-- 0                                  ---                 ---
Common Stock, par value $.01 per share:
  Authorized shares--30,000,000
  Issued and outstanding shares 1997--8,386,250 and
   1996--8,341,497                                                   83,863              83,415
Additional paid-in capital                                       67,054,945          66,974,345
Deficit accumulated during the development stage                (44,198,815)        (35,215,362
Deferred compensation                                              (303,288)           (547,774
Note receivable from officer                                       (245,000)           (245,000
                                                            -----------------------------------
Total shareholders' equity                                       22,391,705          31,049,624
                                                            -----------------------------------
Total liabilities and shareholders' equity                     $ 23,441,740        $ 32,369,197
                                                            ===================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         Optical Sensors Incorporated
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)

                                                                                                              CUMULATIVE
                                                                                                             MAY 23, 1989
                                                        THREE MONTHS ENDED          NINE MONTHS ENDED       (INCEPTION) TO
                                                           SEPTEMBER 30                SEPTEMBER 30          SEPTEMBER 30,
                                                  -------------------------------------------------------
                                                        1997          1996          1997          1996           1997
                                                  ------------------------------------------------------------------------
Net sales                                           $    23,840   $    51,330   $   104,406   $    98,251     $    267,474
Cost of good sold                                       928,901       335,663     1,850,523       991,913        3,219,744
                                                  ------------------------------------------------------------------------
Gross margin                                           (905,061)     (284,333)   (1,746,117)     (893,662)      (2,952,270)

Operating  expenses:
  Research and development                            1,066,785     1,288,373     4,023,963     4,422,422       29,046,829
  Selling, general and administrative                 1,350,405     1,152,491     4,209,586     2,759,593       15,230,545
                                                  ------------------------------------------------------------------------
Operating loss                                       (3,322,251)   (2,725,197)   (9,979,666)   (8,075,677)     (47,229,644)

Interest expense                                         (5,565)          ---        (5,565)          ---         (146,950)
Interest income                                         292,411       449,438     1,001,775     1,131,962        3,177,779
                                                  ------------------------------------------------------------------------

Net loss                                            $(3,035,405)  $(2,275,759)  $(8,983,456)  $(6,943,715)    $(44,198,815)
                                                  ========================================================================

Net loss per common share                                 $(.36)        $(.27)       $(1.07)       $(1.02)
                                                  =======================================================

Shares used in calculation of net loss per share      8,382,297     8,307,346     8,369,151     6,827,056
                                                  =======================================================

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                               CUMULATIVE
                                                                                                              MAY 23, 1989
                                                                                     NINE MONTHS ENDED       (INCEPTION) TO
                                                                                       SEPTEMBER 30           SEPTEMBER 30,
                                                                                    1997           1996           1997
                                                                                -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $ (8,983,456)  $(6,943,715)    $(44,198,815)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Loss on write-off of research and development equipment                                                        133,919
     Loss on write-off of prepaid royalties                                                                         135,201
     Write-down of Inventory                                                         500,000                        500,000
     Depreciation and amortization                                                   325,210        80,436          960,114
     Amortization of deferred loss on sale leaseback                                                                 11,196
     Deferred compensation amortization                                              244,486       467,587        1,876,405
     License fee financed with long-term debt                                                                       193,700
     Issuance of Common Stock for services                                                                           37,091
     Issuance of Common Stock in lieu of interest payments on
      notes payable                                                                                                  35,412
     Issuance of warrants in connection with debt and lease
      financings                                                                      13,574         3,016           77,671
     Issuance of options in connection with consulting services                                                      55,690
     Changes in operating assets and liabilities:
         Accounts receivable                                                          41,502       (69,017)         (49,538)
         Inventories                                                              (1,326,953)     (598,294)      (2,258,870)
         Prepaid expenses and other assets                                          (155,158)      191,513         (772,555)
         Accounts payable and accrued expenses                                      (511,424)      430,761          808,149
                                                                                -------------------------------------------
     Net cash used in operating activities                                        (9,852,219)   (6,437,713)     (42,455,230)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                                                                                  46,947
Purchases of property and equipment                                               (1,017,510)      (80,227)      (2,722,039)
                                                                                -------------------------------------------
Net cash used in investing activities                                             (1,017,510)      (80,227)      (2,675,092)

FINANCING ACTIVITIES
Proceeds from sale leaseback                                                                                        283,030
Net proceeds from issuance of Common Stock                                            67,474    34,001,096       35,112,150
Net proceeds from issuance of Preferred Stock                                                                    27,290,155
Reimbursement to founder and shareholder                                                                             (3,500)
Reductions on long-term debt                                                         (14,056)                    (1,410,950)
Proceeds from notes payable                                                          255,942                      3,433,868
                                                                                -------------------------------------------
Net cash provided by financing activities                                            309,360    34,001,096       64,704,753
                                                                                -------------------------------------------

Increase (decrease) in cash and cash equivalents                                 (10,560,369)   27,483,156       19,574,431
Cash and cash equivalents at beginning of period                                  30,134,800     5,394,721              ---
                                                                                -------------------------------------------
Cash and cash equivalents at end of period                                      $ 19,574,431   $32,877,877     $ 19,574,431
                                                                                -------------------------------------------

See accompanying notes.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)


                              September 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1996 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the three and the nine month periods ended September 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and net loss per share as reported.

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

The SensiCath System is currently available in two configurations. The first configuration of the SensiCath System combines the SensiCath Sensor with a module (the "OnlineABG Module") that plugs into bedside monitors manufactured by Marquette Medical Systems, Inc. ("Marquette"). The second configuration of the SensiCath System consists of the SensiCath Sensor, the OnlineABG Module and the Company's OpticalCAM ABG monitor (the "OpticalCAM") that can be used as a stand-alone monitoring device or can interface with bedside monitors supplied by other manufacturers of patient monitoring equipment. Currently, the OpticalCAM is able to interface with patient monitoring systems sold by Hewlett-Packard Company and SpaceLabs Medical, Inc. The two configurations of the SensiCath System give the Company access to over 80 percent of the monitored critical care beds in the United States.

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

In May of 1997, the Company voluntarily initiated an action to recover all customer inventory of SensiCath Sensors due to unanticipated interference with pH readings in certain patient applications. The interfering agent, called bilirubin, is elevated in patients that have underdeveloped or failing livers. At the same time, the Company notified the FDA of its action to recover all customer inventory of sensors. In July 1997, the FDA notified the Company that voluntary action was classified as a product recall. The Company has complied with all requirements of the FDA recall action and retrieved all sensors from customers. In addition, the Company has developed an enhanced sensor which will reduce interference with pH readings to a clinically acceptable level and which the Company believes will be compatible with its existing manufacturing equipment and processes. The enhanced sensor also includes upgrades in supporting software and a streamlined calibration process. Laboratory tests of the enhanced sensor indicate that it meets the Company's performance specifications. The Company has initiated patient-attached evaluations of the enhanced sensor at clinical reference sites and has begun validation of manufacturing processes for the enhanced sensor. Assuming successful completion of these actions, the Company expects the enhanced sensor to be commercially released in the fourth quarter of 1997.

RESULTS OF OPERATIONS

Net sales in the third quarter of 1997 decreased $27,490 or 54% from $51,330  in
the third quarter in 1996 to $23,840 in the third quarter of 1997.   Net sales
for the nine month period ended September 30, 1997 increased $6,155 or 6% from $98,251 in the nine month period ended September 30, 1996 to $104,406 in the nine month period ended September 30, 1997. Sales decreased for the quarter due to the Company's action to retrieve sensors in May 1997. The Company does not anticipate generating any significant revenues until after the enhanced sensor is commercially released, which is currently expected to begin in the fourth quarter of 1997.

Costs of products sold in the third quarter of 1997 increased $593,238 or 177% from $335,663 in the third quarter in 1996. Cost of products sold for the nine month period ended September 30, 1997 increased $858,610 or 87% from $991,913 for the nine month period ended September 30, 1996. A total of $500,000 of the increase for the third quarter and the nine months ended September 30, 1997 represents a write-down of OpticalCAM inventories to estimated market value. During the third quarter, the Company implemented marketing strategies to reduce customer selling prices of its OpticalCAM as part of the commercial introduction of the enhanced SensiCath System in the fourth quarter of 1997. The amount of the write-down reflects the difference between the Company's estimated average customer selling price of the OpticalCAM monitor and OnlineABG module and the cost of OpticalCAM monitor and OnlineABG module inventories currently on hand or on order. The major component of cost of products sold, excluding the writedown, for both the third quarter and year to date is manufacturing infrastructure costs necessary for anticipated future sales levels. The cost of manufacturing infrastructure, which was established to its current level in the latter part of 1996, accounted for the majority of the increase in cost of products sold that was not related to the write-down of OpticalCAM inventory. The Company expects an improving relationship between sales and cost of product sold once sales volumes begin to increase. The Company believes it has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs.

Research and development costs for the third quarter of 1997 decreased $221,588 or 17% from $1,288,373 in the third quarter of 1996. Research and development costs for the nine month period ended September 30, 1997 decreased $398,459 or 9% from $4,422,422 for the nine month period ended September 30, 1996.
Decreased spending for both the quarter and nine month periods resulted from lowered clinical research activities as the SensiCath System reached development maturity and lower costs relating to development of the OpticalCAM. The majority of research and development activities in the third quarter of 1997 continued to be directed towards the sensor enhancements described above. The Company anticipates returning its efforts to development of new sensors to measure additional blood analytes and other product enhancements after validation of manufacturing processes for the enhanced sensor are completed. Selling, general and administrative expenses in the third quarter of 1997 increased $197,914 or 17% from $1,152,491 in the third quarter of 1996.

Selling, general and administrative expenses for the nine month period ended September 30, 1997 increased $1,449,993 or 53% from $2,759,593. The increase is attributable primarily to organizational expansion of sales and marketing and product positioning activities beginning the latter half of 1996. During late 1996, the Company completed the initial hiring of its sales and marketing staff to support product positioning and initial product launch activities. Salaries and benefits for the expanded sales and marketing staff and travel expenses related to sales and marketing activities accounted for a significant portion of the increase in selling, general and administrative expenses in the third quarter and the nine months ended September 30, 1997 from the same periods in 1996. The Company expects to operate through the balance of 1997 without materially increasing its selling, general and administrative expenses from the current level.

Net interest income in the third quarter of 1997 decreased $162,592 from $449,438 in the third quarter of 1996. Net interest income for the nine month period ended September 30, 1997 decreased $135,752 from $1,131,962 for the nine month period ended September 30, 1996. The decrease in net interest income in the third quarter of 1997 is due to declining cash balances of proceeds from the Company's initial public offering, which was completed in the first quarter of 1996. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $3,035,405 for the quarter ended September 30, 1997, compared to a net loss of $2,275,759 for the quarter ended September 30, 1996. The Company incurred a net loss of $8,983,456 for the nine months ended September 30, 1997, compared to a net loss of $6,943,715 for the nine months ended September 30, 1996. As of September 30, 1997, the Company had an accumulated deficit of $44,198,815. The increase in the net loss was primarily due to the increase in operating expenses and the inventory write-down described above. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements which could be affected by certain risks and uncertainties, including: successful completion of patient attached evaluations and validation of the manufacturing processes of the enhanced SensiCath Sensor; market acceptance of the SensiCath System; increasing sales to customers of major manufacturers of patient monitoring systems; actions taken and alternative products introduced or marketed by the Company's competitors; actions related to future regulatory matters; and continued supply of instrumentation and other key components for which the Company relies on sole suppliers. Certain of these risks are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

The Company's cash and cash equivalents were $19,574,431 and $30,134,800 at September 30, 1997 and December 31, 1996, respectively. The Company incurred cash expenditures for the nine months ended September 30, 1997 of $9,852,219 for operations and $1,017,510 for capital expenditures. The capital equipment expenditures were principally for the acquisition of OpticalCAM monitors and OnlineABG Modules for demonstration and marketing purposes and for tooling for production of OpticalCAM monitors. In addition, the Company incurred cash expenditures of approximately $1.3 million to increase its inventory position for the nine month period ended September 30, 1997. The majority of the inventory increase (prior to the write-down described above) related to the purchase of OpticalCAM monitors and OnlineABG Modules to be used for rental, promotional and resale purposes. A substantial portion of the inventory level at September 30, 1997 consisted of key components, OpticalCAM monitors and OnlineABG Modules for which the Company relies on sole suppliers.

As of September 30, 1997, the Company had commitments outstanding for approximately $520,000 to purchase additional OpticalCAM monitors and OnlineABG Modules. As of September 30, 1997 the Company had no material commitments outstanding for tooling and equipment.

SensiCath(R) and OpticalCAM/TM/ are trademarks of the Company. OnlineABG/TM/ is a trademark of Marquette Medical Systems, Inc.

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


                                  OPTICAL SENSORS INCORPORATED


Date    November 5, 1997            /s/ Sam B. Humphries
                                  -----------------------------
                                        Sam B. Humphries
                              President and Chief Executive Officer
                                  (Principal Executive Officer)


Date    November 5, 1997            /s/ Wesley G. Peterson
                                  -----------------------------
                                        Wesley G. Peterson
                            Chief Financial Officer, Vice President of
                             Finance and Administration and Secretary
                            (Principal Financial and Accounting Officer)