Form 10-K405
period 1997-12-31
OPTICAL SENSORS INC
filed 1998-03-27
CIK 907658

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 13, 1998, 8,848,764 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $40,731,856.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1998 Annual Meeting to be held May 7, 1998 (the "1998 Proxy Statement").


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

ITEM 1.  BUSINESS.

GENERAL

         Optical Sensors Incorporated (the "Company") has developed the SensiCath system, a patient-connected, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). ABG tests measure oxygen ("O2"), carbon dioxide ("CO2") and acid-base ("pH") in a sample of blood taken from a patient's artery. These tests, which are among the most frequently ordered and most urgently needed tests for critically ill and unstable patients, are the foremost indicators of the body's ability to absorb and use oxygen. Results of ABG tests provide a basis for medical treatment and intervention and are required to accurately regulate the patient's respiratory support system. The Company believes that the SensiCath System is the first ABG analyzer to be integrated into both an arterial pressure monitoring line and a critical care patient monitoring system. The SensiCath System utilizes a disposable, fiberoptic sensor device (the "SensiCath Sensor") connected to a small modular instrument (the "ABG Module") that is part of the Company's OpticalCAM instrumentation ("OpticalCAM"). The SensiCath System is able to either stand alone or interface with various monitoring platforms, including monitoring systems produced and installed by Marquette Medical Systems, Inc., SpaceLabs Medical, Inc., and the Hewlett-Packard Company. These three producers account for approximately 80% of the installed base of critical care monitoring instrumentation in the United States. The Company's strategy is to become the leader in the design, development and commercialization of sensors and integrated monitoring systems for the measurement of ABG values and other critical parameters at the point-of-care.

         In May of 1997, the Company voluntarily initiated an action to recover all customer inventory of SensiCath Sensors due to a limited number of performance variations in pH readings on certain patient applications. These performance variations were caused by an interfering agent, called bilirubin, which is elevated in patients that have underdeveloped or failing livers. At the same time, the Company notified the FDA of its action to recover all customer inventory of sensors. In July 1997, the FDA notified the Company that the voluntary action was classified as a product recall. The Company complied with all requirements of the FDA recall action and retrieved all Sensors from customers. In December 1997, the Company completed a number of enhancements to the SensiCath Sensors including enhancements to the pH sensors that reduced potential interference from bilirubin to clinically acceptable levels.

         In the fourth quarter of 1997 and early 1998, the Company achieved a number of important strategic milestones. These milestones include enhancements to the system that improve sensor performance and ease of use and expand its application in the patient-connected segment of the point-of-care blood gas monitoring market; and implementing aggressive marketing programs for the OpticalCAM instrumentation. The Company began commercial distribution of the enhanced sensor in December 1997. In January 1998, the Company entered into a seven-year strategic partnership with Instrumentation Laboratory Company ("IL") for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL will market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM, as part of the IL GEM family of hospital point-of-care diagnostic products. In January 1998, IL also made an equity investment in the Company of approximately $2.2 million.

         In January 1998, the Company entered into a seven-year strategic partnership with Instrumentation Laboratory Company ("IL") for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL will market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM, as part of the IL GEM family of hospital point-of-care diagnostic products. In January 1998, IL also made an equity investment in the Company of approximately $2.2 million.

         The Company was incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. The Company's executive offices are located at 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota 55344, and its telephone number is (612) 944-5857.

THE SENSICATH SOLUTION

         By integrating ABG monitoring equipment as part of an existing bedside monitor and an ABG sensor as part of an existing arterial line, the Company believes that the SensiCath System presents the first patient-connected ABG system which addresses the needs of the critically ill, unstable patient population. The SensiCath System has the following benefits:

- FAST AND EASY TO USE. The SensiCath System provides ABG results within 60 seconds. Once installed in the arterial line, the health care provider need only push a button on the monitor and draw the blood over the sensors to obtain ABG readings and automatically record and transmit all results. Testing with the SensiCath System can be conducted by one health care professional, while testing with traditional ABG analyzers requires several hospital personnel.

-    CLINICALLY SUPERIOR. The SensiCath System provides accurate and precise
     ABG results on demand that are comparable to results generated by traditional ABG analyzers. By integrating ABG data with other critical care parameters on a bedside monitor, the SensiCath System provides a valuable management tool for a patient experiencing rapid changes in cardiopulmonary status. By eliminating the requirement for any blood removal, the risk of human error in removing, handling and analyzing the blood sample is significantly reduced. The SensiCath System has also been designed with a quality assurance routine that is easily integrated into standard hospital practices. Furthermore, the SensiCath System only needs to be calibrated once during its approved 144-hour period of use, while traditional ABG analyzers require calibration prior to each test.

- COST-EFFECTIVE. The SensiCath Sensor can be used to take up to 200 ABG tests. The SensiCath System provides cost-effective ABG testing for patients requiring a large number of ABG tests because, unlike other ABG technologies, the SensiCath System does not have a direct per test cost. All test results are immediately captured as part of the patient's paperless record, which is an increasingly important benefit in the current environment for managing health care costs. The Company has priced the SensiCath Sensor to allow hospitals to reduce the cost of ABG testing for critically ill, unstable patients requiring frequent testing during their hospital stay.

- ELIMINATES BLOOD EXPOSURE AND LOSS. The SensiCath Sensor is placed in an arterial line creating a closed-loop system. As a result, no blood is removed from the patient during ABG testing, and the health care provider's exposure to blood is eliminated. Elimination of blood loss is significant for all patients, and is extremely important for neonatal patients who can require blood transfusions as a direct result of frequent ABG analysis using traditional technology. The closed-loop system also significantly reduces the risk of infection to both the health care provider and the patient by removing the need to open the arterial line, attach a syringe and remove blood. The health care provider is not exposed to potentially infectious blood samples or blood contaminated materials during testing.

SENSICATH SYSTEM

         The SensiCath System is able to interface with various monitoring platforms, including monitoring systems produced and installed by Marquette Medical Systems, Inc., SpaceLabs Medical, Inc., and the Hewlett-Packard Company. These three producers account for approximately 80% of the installed base of critical care monitoring instrumentation in the United States. In addition, the OpticalCam provides stand-alone instrumentation capability for the SensiCath System, operating independently of any other monitoring equipment. The SensiCath Sensor contains three optical fibers with fluorescent chemistries for sensing O2, CO2 and pH. The disposable, single-patient sensor has been designed to provide accurate ABG data for the 144-hour approved period of use. The ABG Module is the source and receptor of optical signals, provides signal processing and communicates with other components in the monitoring system.

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

         The SensiCath Sensor is attached to the standard arterial line already in place on critically ill patients. A standard line includes an arterial cannula, pressure monitoring tubing and pressure transducer. The arterial line is constantly filled with saline or other physiologic solution as part of its function as a pressure monitor. The SensiCath Sensor is added to the arterial line in a flow-through configuration which does not disrupt the arterial pressure waveform or interfere with fluid delivery. Unlike electrochemical ABG analyzers, the SensiCath System needs to be calibrated only once at the outset of its use. The calibration procedure takes approximately five minutes and requires only two small pouches of initialization fluid which are included with the SensiCath Sensor.

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

         The SensiCath Sensor contains three fiberoptic chemical sensors enclosed in a sterile, disposable device. The O2 and pH sensors consist of fluorescent dyes immobilized within unique polymer matrices, which are directly bonded onto the distal region of a polymer clad glass fiber. The CO2 sensor consists of a dissolved fluorescent dye within an ultra-miniaturized mechanically encapsulated housing, also bonded onto the distal region of a glass fiber. These captive dyes react with the analyte of interest (i.e., O2, CO2 and pH) to influence optical signals within the fiberoptics. The SensiCath Sensor also contains a temperature control device which enables the sensors to provide accurate measurements at varying blood temperatures.

         The Company's optical platform, by means of a proprietary ratiometric methodology, provides light source and light detection using solid-state, miniature components. The optics in combination with the sensor dyes provide fully ratioed capability which maintains calibration for the entire 144-hour period.

         The initialization fluids are liquid stable solutions, administered once to the SensiCath System to enable a two point calibration. This calibration is stable for the 144-hour period of use of the SensiCath System. No external gas tanks with O2 and CO2 are required because the fluids are calibrated at the time of manufacture, unlike traditional ABG analyzers which require calibration prior to each test.

SALES AND MARKETING

         The Company's principal distribution channel for its products is through IL, the Company's worldwide distribution partner. In January 1998, the Company entered into a seven-year strategic partnership with IL for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL will market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM, as part of IL's established GEM line of critical care products. The Company will supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company will also supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retains the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. IL is required to purchase sufficient quantities of products from the Company that will result in preestablished annual minimum revenues to the Company. These quotas increase each year during the first five years of the relationship. If IL fails to meet the quota requirements, the Company has the right to convert IL's exclusive right to a non-exclusive right. In addition, the Company has the right to convert IL's exclusive right to a non-exclusive right if there is a change in control of the Company. If the Company exercises this right, IL will have the right to terminate the relationship. In January 1998, IL also purchased 441,203 shares of Common Stock from the Company, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, for approximately $2.2 million.

         The Company also maintains a sales and marketing staff whose primary role is to develop joint marketing programs with IL, provide support for customer evaluation of the SensiCath System, provide training, support and technical assistance for IL's sales force and provide technical assistance and support for customers. The Company's sales and marketing staff will continue to identify and establish key customer sites, call on customers and develop relationships with manufacturers of critical care patient bedside monitoring systems. The Company plans to continue to directly market the OpticalCAM to manufacturers of critical care patient bedside monitoring systems, although their customers will purchase sensors directly from IL.

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

RESEARCH AND DEVELOPMENT

         The Company's research and development staff is dedicated to the research, design and development of the technology used in the SensiCath System. During 1997, the Company's research and development staff completed a number of significant improvements to the SensiCath System, including modifications to the pH sensor to reduce potential interference from bilirubin in the blood to clinically acceptable levels, software upgrades to streamline the process of generating, storing and retrieving measurement data, and hardware and software upgrades that reduce set-up and calibration time for the system. The Company's principal research and development activities currently consist of design and development of new sensors to measure additional blood analytes and further product enhancements, including planned cost reduction programs. There can be no assurance that the Company will be able to successfully develop new products or achieve planned cost reductions on a timely basis or at all. The Company's research and development expenses for the fiscal years ended December 31, 1997, 1996 and 1995 were $4,975,037, $5,632,458 and $5,955,344, respectively. The Company anticipates that it will continue to spend significant amounts on research and development activities for the foreseeable future.

MANUFACTURING AND SUPPLY

         The Company manufactures the SensiCath Sensor at its facility in Minneapolis, Minnesota, which includes approximately 4,000 square feet of manufacturing space. The FDA conducted a scheduled good manufacturing practices ("GMP") inspection of the Company's manufacturing facility in November 1997, and the Company has passed the inspection. The Company has also received ISO 9001 certification for its manufacturing facility. The SensiCath Sensors are manufactured in a unique, reproducible process. The finished device is packaged and sterilized prior to being shipped. The Company has entered into an agreement with a third party in Europe which packages sterilized sensors manufactured by the Company and non-proprietary components for sale of the SensiCath System in Europe.

         The Company purchases components from various suppliers and relies on single sources for the OpticalCAM monitor, as well as a few key components. To date, the Company has qualified only single sources for certain purchased components of the Company's unique optical platform. While the Company believes that alternate suppliers are available and can be approved in accordance with the Company's vendor qualification procedures, identifying and qualifying such vendors could cause a delay in production of the Company's products. Any such delay could have a material adverse effect on the Company. In addition, the ABG Module is currently manufactured solely by Marquette Medical Systems, Inc. While the Company has entered into an OEM agreement with Marquette for the ABG Module, any delay or disruption in the supply of ABG Modules could have a material adverse effect on the Company.

COMPETITION

         Competition in the medical device industry in general and the ABG analyzer market in particular is intense and expected to increase. The Company believes that the principal competitive factors for ABG analyzers and monitors are accuracy, rapid results, cost-effectiveness, integration with bedside monitors, reduction of blood loss and exposure, and price. The Company believes that it competes favorably with respect to all of these factors. Several other point-of-care or near-patient blood gas testing manufacturers have commercially available products including AVL Scientific Corp., i-STAT Corporation, Diametrics Medical, Inc., SenDx Medical Inc. and VIA Medical, Inc. In addition, some manufacturers of laboratory equipment are marketing "mobile" versions of traditional blood gas testing equipment. The Company also expects that manufacturers of central and satellite laboratory testing equipment will compete to maintain their revenues and market share. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for ABG analysis.

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

SensiCath(R) and OpticalCAM(TM) are trademarks of the Company. GEM(R) is a trademark of Instrumentation Laboratory Company.

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

         The Company has received 510(k) clearance to market the SensiCath System and the OpticalCAM monitor from the FDA. The Company anticipates submitting 510(k) notifications for other configurations of the SensiCath System and other products that the Company may develop in the future. There can be no assurance that these future 510(k) submissions will be cleared by the FDA on a timely basis, if at all.

         The Company's 510(k) notice claimed that the SensiCath System is substantially equivalent to certain preamendments class III devices for which the FDA has published a final regulation placing the devices in class III. Pursuant to the FDA's August 14, 1995 order requiring manufacturers of preamendments class III devices to submit safety and effectiveness information to the FDA, the Company submitted safety and effectiveness information to the FDA for the SensiCath System by August 1997. In addition, if the FDA publishes a final regulation calling for PMA applications for the SensiCath predicate devices based on information submitted by the Company and other manufacturers, the Company may be required to submit a PMA application within 90 days after the FDA calls for PMA applications. Although the FDA order requiring submission of safety and effectiveness information characterized the predicate devices as having a high potential for down-classification, there can be no assurance that the devices will be down-classified or that the Company will not be required to submit a PMA application for the SensiCath System.

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

         Some of the currently available methods for performing ABG analysis are subject to the Clinical Laboratory Improvements Act of 1988 ("CLIA"), which is intended to ensure the quality and reliability of all medical testing in the United States, regardless of testing site. In June 1996, the Company was notified by the Centers for Disease Control and Prevention ("CDC") that the SensiCath System was not subject to regulation under CLIA. Under CLIA, testing sites are required to comply with certain requirements regarding personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections based on the level of "complexity" associated with the test, and each manufacturer of a test analyzer must obtain a classification of the tests its product performs from the FDA and CDC. There can be no assurance that future CDC regulations will not apply to the SensiCath System.

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

         The patient population that the Company has initially targeted for the SensiCath System requires numerous ABG tests as part of their critical care stay. Using the average cost of traditional ABG tests and comparing it to the costs associated with the SensiCath System, the Company believes that it is able to demonstrate the cost-effectiveness of the SensiCath System. However, there can be no assurance that the use of the SensiCath System will be considered cost-effective by certain hospitals and physicians in relation to the level of reimbursement typically received for ABG tests or for any reimbursement that might be received for each SensiCath Sensor. Furthermore, the level of reimbursement for ABG testing could decrease in the future. Failure by hospitals and other users of the Company's products to obtain sufficient reimbursement from third party payors and/or changes in governmental and private third party payors' policies toward coverage for ABG tests could have a materially adverse effect on the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed 75 persons full-time and 8 persons on a contract or part-time basis. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

CERTAIN IMPORTANT FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

- MARKET ACCEPTANCE OF THE SENSICATH SYSTEM. The Company's future revenues will depend on market acceptance of the SensiCath System. The Company will need to demonstrate to health care professionals, hospital administrators and third-party payors the accuracy, reliability, ease of use, safety and cost effectiveness of the SensiCath System. In order to use the SensiCath System, hospitals need to acquire the OpticalCAM instrumentation, which may require capital expenditure approvals by the hospital.

- SALES BY INSTRUMENTATION LABORATORY. The Company's future revenues will depend almost exclusively on sales of the Company's products by IL. In January 1998, the Company entered into a seven-year strategic partnership with IL for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL will market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM. The Company will supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company will also supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retains the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. Although IL is required to purchase sufficient quantities of products from the Company that will result in pre-established annual minimum revenues to the Company in order to maintain exclusivity, there can be no assurance that IL will achieve sufficient sales for the Company to substantially increase revenues or achieve profitability.

- MANUFACTURING AND SUPPLY. The Company's future plans include planned enhancements to the SensiCath Sensor that will reduce the Company's manufacturing costs. In addition, the Company does not yet have experience in manufacturing sensors in volumes that will be necessary to achieve significant revenues. A failure to implement the planned cost reduction programs in a timely manner or to successfully scale-up manufacturing of sensors could have a material adverse effect on the Company. Currently, the Company has only one supplier for the ABG Module, the OpticalCAM Monitor and certain other key components. Any disruption or delay in the supply of key components or instrumentation could have a material adverse effect on the Company.

- COMPETITION. Competition among companies attempting to provide ABG and other critical blood analyte analysis at the point-of-care is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

- REGULATORY APPROVALS. The Company's ability to market its current products and any products that it may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that the Company will be able to maintain or obtain necessary regulatory approvals and clearances in the future.

ITEM 2.  PROPERTIES.

         The Company's facilities are located at 7615 Golden Triangle Drive, Minneapolis, Minnesota, and consist of approximately 23,364 square feet. The Company leases these facilities pursuant to a lease that expires on November 30, 1999. The lease provides for rent of approximately $20,800 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company expects that these facilities will be sufficient for its operations for the foreseeable future.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The executive officers of the Company, their ages and the offices held, as of March 13, 1998, are as follows:

    NAME                AGE                      TITLE
-------------------     ---     --------------------------------------------
Sam B. Humphries        55      President and Chief Executive Officer

Paulita M. LaPlante     40      Vice  President  of  Worldwide  Sales,
                                Marketing  and  Business Development

Byron (Buzz) Moran      55      Vice President of Research and Development and
                                Operations

Wesley G. Peterson      50      Chief   Financial   Officer,   Vice   President
                                of  Finance  and Administration and Secretary

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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The information under the caption "Common Stock Information" on page 25 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The financial information under the caption "Selected Financial Data" on page 23 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis" on pages 6 to 9 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Financial Statements and Independent Auditors' Report thereon on pages 10 to 23 of the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

     (B) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS.

         The following Financial Statements of the Company are incorporated herein by reference from the pages indicated in the Company's 1997 Annual
     Report:

         FINANCIAL STATEMENTS:                                        PAGE:

         Report of Independent Auditors...........................     23

         Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995 and for the period from
         May 23, 1989 (inception) to December 31, 1997............     10

         Balance Sheets as of December 31, 1997 and 1996..........     11

         Statement of Shareholders' Equity for the period
         May 23, 1989 (inception) to December 31, 1997............     12-13

         Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995  and for the period
         from May 23, 1989 (inception) to December 31, 1997.......     14

         Notes to Financial Statements............................     15-22

         2. FINANCIAL STATEMENT SCHEDULES.

            All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

         3. EXHIBITS

            The exhibits to this Report are listed in the Exhibit Index on pages 16 to 20 below.

            A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 13, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

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

            F. 1993 Stock Option Plan, as amended.

            G. Form of Non-Statutory Stock Option Agreement for
               Nonemployees pursuant to 1993 Stock Option Plan.

            H. Form of  Non-Statutory  Stock Option  Agreement for Nonemployee
               Directors  pursuant to 1993 Stock Option Plan

            I. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

            J. Employee Stock Purchase Plan.

     (B) REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OPTICAL SENSORS INCORPORATED


Dated:  March 25, 1998                  By:  /S/  SAM B. HUMPHRIES
                                           -----------------------
                                           Sam B. Humphries
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                              TITLE


/S/ SAM B. HUMPHRIES                    President,  Chief Executive  Officer and
-------------------------------         Director  (principal executive officer)
Sam B. Humphries

/S/ WESLEY G. PETERSON                  Chief Financial Officer, Vice President
-------------------------------         of Finance and Administration and
Wesley G. Peterson                      Secretary (principal financial and
                                        accounting officer)



/S/ RICHARD B. EGEN                     Director
-------------------------------
Richard B. Egen


/S/ PROMOD HAQUE, PH.D.                 Director
-------------------------------
Promod Haque, Ph.D.


/S/ RICHARD J. MEELIA                   Director
-------------------------------
Richard J. Meelia


/S/ DEMETRE M. NICOLOFF, M.D.           Director
-------------------------------
Demetre M. Nicoloff, M.D.


/S/ GARY A. PETERSON                    Director
-------------------------------
Gary A. Peterson

                          OPTICAL SENSORS INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


ITEM NO.   ITEM                                           METHOD OF FILING

3.1      Restated Certificate of Incorporation of the     Incorporated   by   reference   to  Exhibit   3.3
         Company.                                         contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

3.2      Certificate of Designation, Preferences and      Incorporated   by   reference   to  Exhibit   3.2
         Rights of Series A Junior Preferred Stock.       contained in the Company's  Annual Report on Form
                                                          10-K for the year ended  December  31, 1996 (File
                                                          No. 0-27600).

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

4.2      Form of Warrant issued in connection with the    Incorporated   by   reference   to  Exhibit   4.4
         Convertible Bridge Loan Agreement dated November contained   in   the    Company's    Registration
         22, 1991                                         Statement on Form S-1 (File No.  33-99904).

4.3      Form of Warrant issued in connection with the    Incorporated   by   reference   to  Exhibit   4.5
         On-Call Bridge Loan Agreement dated December 6,  contained   in   the    Company's    Registration
         1991                                             Statement on Form S-1 (File No.  33-99904).

4.4      Form of Warrant issued in connection with the    Incorporated   by   reference   to  Exhibit   4.6
         Convertible Bridge Loan Agreement dated May 4,   contained   in   the    Company's    Registration
         1993                                             Statement on Form S-1 (File No.  33-99904).

4.5      Form of Warrant issued in connection with the    Incorporated   by   reference   to  Exhibit   4.7
         Bridge Loan Agreement dated June 1, 1995         contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

4.6      Warrant dated November 6, 1992 issued to         Incorporated   by   reference   to  Exhibit   4.8
         Comdisco, Inc.                                   contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

4.7      Warrant Dated August 31, 1995 issued to          Incorporated   by   reference   to  Exhibit   4.9
         Comdisco, Inc.                                   contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

4.8      Rights Agreement dated as of December 3, 1996    Incorporated   by   reference   to  Exhibit   4.1
         between the Company and Norwest Bank Minnesota,  contained  in the  Company's  Current  Report  on
         N.A.                                             Form  8-K  dated   December  3,  1996  (File  No.
                                                          0-27600).

10.1     Lease dated October 7, 1991 between Registrant   Incorporated   by   reference   to  Exhibit  10.1
         and First Industrial L.P.  (successor to MIG     contained   in   the    Company's    Registration
         Kappa III Companies)                             Statement on Form S-1 (File No.  33-99904).

10.2     Equipment Lease dated November 6, 1992, as       Incorporated   by   reference   to  Exhibit  10.2
         amended, between the Company and Comdisco, Inc.  contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.3     Letter Agreement dated October 1, 1995 between   Incorporated   by   reference   to  Exhibit  10.3
         the Company and Marquette Electronics, Inc.      contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.4     Employment Agreement dated October 1, 1991       Incorporated   by   reference   to  Exhibit  10.4
         between the Company and Sam B. Humphries         contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.5     Non-Competition Agreement, dated April 28, 1992  Incorporated   by   reference   to  Exhibit  10.6
         between the Company and Sam B. Humphries         contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.6     Registration Rights Agreement, dated April 28,   Incorporated   by   reference   to  Exhibit  10.9
         1992, as amended                                 contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.7     1989 Omnibus Stock Option Plan, as amended       Incorporated   by  reference  to  Exhibit   10.11
                                                          contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.8     1991 Stock Option Plan, as amended               Incorporated   by  reference  to  Exhibit   10.12
                                                          contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.9     Non-Statutory Stock Option Agreement dated       Incorporated   by  reference  to  Exhibit   10.13
         August 2, 1995 between the Company and Sam B.    contained   in   the    Company's    Registration
         Humphries                                        Statement on Form S-1 (File No.  33-99904).

10.10    Non-Recourse Promissory Note dated September 1,  Incorporated   by  reference  to  Exhibit   10.14
         1995 between the Company and Sam B. Humphries    contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.11    Pledge Agreement dated September 1, 1995 between Incorporated   by  reference  to  Exhibit   10.15
         the Company and Sam B. Humphries                 contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.12    1993 Stock Option Plan, as amended               Incorporated   by  reference  to  Exhibit   10.21
                                                          contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.13    Form of Non-Statutory Stock Option Agreement for Incorporated   by  reference  to  Exhibit   10.21
         Nonemployees pursuant to 1993 Stock Option Plan  contained   in   the    Company's    Registration
                                                          Statement on Form S-1 (File No.  33-99904).

10.14    Form of Non-Statutory Stock Option Agreement for Incorporated   by  reference  to  Exhibit   10.18
         Nonemployee Directors pursuant to 1993 Stock     contained   in   the    Company's    Registration
         Option Plan                                      Statement on Form S-1 (File No.  33-99904).

10.15    Form of Incentive Stock Option Agreement for     Incorporated by reference to Exhibit 10.19
         Employees pursuant to                            contained in the Company's Registration
         1993 Stock Option Plan                           Statement on Form S-1 (File No.  33-99904).


10.16    Employee Stock Purchase Plan                     Incorporated   by   reference   to  Exhibit  99.1
                                                          contained   in   the    Company's    Registration
                                                          Statement on Form S-8 (File No.  333-17493).

10.17    First Amendment to Lease Agreement dated April   Incorporated   by  reference  to  Exhibit   10.21
         26, 1996 between First Industrial Financing      contained in the Company's  Annual Report on Form
         Partnership, L.P. and the Company.               10-K for the year ended  December  31, 1996 (File
                                                          No. 0-27600).

10.18    Supply Agreement dated August 22, 1996 between   Incorporated   by  reference  to  Exhibit   10.22
         the Company and Marquette Electronics, Inc. (1)  ontained in the Company's  Annual Report on Form
                                                          10-K for the year ended  December  31, 1996 (File
                                                          No. 0-27600).

10.19    Manufacturing Supply Agreement dated September   Incorporated   by  reference  to  Exhibit   10.23
         10, 1996 between the Company and SpecTran        contained in the Company's  Annual Report on Form
         Specialty Optics Company.  (1)                   10-K for the year ended  December  31, 1996 (File
                                                          No. 0-27600).

10.20    Purchase Order dated February 21, 1997 between   Incorporated   by  reference  to  Exhibit   10.24
         the Company and SeaMED Corporation.  (1)         contained in the Company's  Annual Report on Form
                                                          10-K for the year ended  December  31, 1996 (File
                                                          No. 0-27600).

10.21    Second Amendment to Lease Agreement, dated       Filed herewith electronically.
         April 14, 1997, between First Industrial
         Financing Partnership, L.P. and the Company.

10.22    Master Equipment Lease dated June 15, 1997       Filed herewith electronically.
         between Phoenix Leasing Incorporated and the
         Company

10.23    Amendment No. 1 to Master Equipment Lease dated  Filed herewith electronically.
         August 15, 1997 between Phoenix Leasing
         Incorporated and the Company

10.24    Private Label Reseller Agreement dated as of     Incorporated   by   reference   to  Exhibit  10.1
         January 7, 1998 between the Company and          contained  in the  Company's  Current  Report  on
         Instrumentation Laboratory Company.  (1)         Form  8-K,   dated  January  7,  1998  (File  No.
                                                          0-27600).

10.25    Stock Purchase Agreement dated as of January 7,  Incorporated   by   reference   to  Exhibit  10.2
         1998 between the Company and Grupo CH Werfen,    contained  in the  Company's  Current  Report  on
         S.A.                                             Form  8-K,   dated  January  7,  1998  (File  No.
                                                          0-27600).

10.26    OEM Agreement dated February 5, 1998 between the Filed herewith electronically.
         Company and Marquette Medical Systems, Inc. (2)

13.1     Excerpts from the Company's 1997 Annual Report   Filed herewith electronically.
         to Shareholders incorporated by reference herein.

23.1     Independent Auditors' Consent                    Filed herewith electronically.

27.1     Financial Data Schedule                          Filed herewith electronically.

---------------------
(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(2) Confidential treatment has been requested with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.