Form 10-Q
period 1998-03-31
OPTICAL SENSORS INC
filed 1998-05-06
CIK 907658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED MARCH 31, 1998

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

   AS OF APRIL 29, 1998, THE REGISTRANT HAD 8,848,764 SHARES OF COMMON STOCK
                                  OUTSTANDING.

                                     INDEX


                          OPTICAL SENSORS INCORPORATED



PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       Balance Sheets - March 31, 1998 and December 31, 1997

       Statements of Operations - Quarters ended March 31, 1998 and March 31,
                                  1997


       Statements of Cash Flows - Quarters ended March 31, 1998 and March 31,
                                  1997

       Notes to Financial Statements

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                                 Balance Sheets

                                                                       MARCH 31, 1998     DECEMBER 31, 1997
                                                                   ----------------------------------------
                                                                        (Unaudited)            (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                 $16,398,127          $17,101,130
 Accounts receivable                                                            92,865               27,100
 Inventory                                                                   2,209,790            2,017,497
 Prepaid expenses and other current assets                                     159,526               70,491
                                                                   ----------------------------------------

Total current assets                                                        18,860,308           19,216,218

Property and equipment:
 Leased Equipment                                                              775,401              679,892
 Research and development equipment                                            632,680              594,542
 Leasehold improvements                                                        259,172              259,172
 Furniture and equipment                                                       111,580              109,214
 Marketing equipment                                                         1,057,153              986,483
 Production equipment                                                          287,412              259,363
                                                                   ----------------------------------------
                                                                             3,123,398            2,888,666
 Less accumulated depreciation                                              (1,173,059)            (974,887)
                                                                   ----------------------------------------
                                                                             1,950,339            1,913,779
Other assets:
 Patents                                                                       496,629              434,752
 Other assets                                                                   57,793               60,785
                                                                   ----------------------------------------
                                                                               554,422              495,537
                                                                   ----------------------------------------
Total assets                                                               $21,365,069          $21,625,534
                                                                   ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $    566,145          $    437,039
 Employee compensation                                                        366,209               404,513
 Other liabilities and accrued expenses                                         2,121                 2,154
 Obligations under capital lease, current portion                             173,846               152,756
                                                                   ----------------------------------------
Total current liabilities                                                   1,108,321               996,462

Obligations under capital lease, less current portion                         504,444               472,206

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
 per share:
  Authorized shares--5,000,000
Common Stock, par value $.01 per share:
 Authorized shares--30,000,000
 Issued and outstanding shares 1998--8,848,764 and
  1997--8,400,554                                                              88,488                84,006
Additional paid-in capital                                                 69,306,743            67,088,370
Deficit accumulated during the development stage                          (49,217,684)          (46,548,720)
Deferred compensation                                                        (180,243)             (221,790)
Note receivable from officer                                                 (245,000)             (245,000)
                                                                 ------------------------------------------
Total shareholders' equity                                                 19,752,304            20,156,866
                                                                 ------------------------------------------
Total liabilities and shareholders' equity                               $ 21,365,069          $ 21,625,534
                                                                 ==========================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)



                                                                                                 CUMULATIVE
                                                                                                MAY 23, 1989
                                                              THREE MONTHS ENDED               (INCEPTION) TO
                                                         MARCH 31,           MARCH 31,            MARCH 31,
                                                           1998                 1997                1998
                                                  -------------------------------------------------------------

Net Sales                                                  $   165,373         $    52,770         $    469,377
Cost of goods sold                                             557,371             434,533            4,122,306
                                                  -------------------------------------------------------------
Gross Margin                                                  (391,998)           (381,763)          (3,652,929)

Operating Expenses:
 Research and development expenses                             974,515           1,216,911           30,972,418
 Selling, general and administrative expenses                1,508,351           1,472,690           18,026,082
                                                  -------------------------------------------------------------
 Operating loss                                             (2,874,864)         (3,071,364)         (52,651,429)

Interest expense                                               (22,628)                ---             (185,156)
Interest income                                                228,271             370,479            3,672,077
Other  income (expense)                                            257                 ---              (53,176)
                                                  -------------------------------------------------------------
                                                               205,900             370,479            3,433,745
                                                  -------------------------------------------------------------

Net loss                                                   $(2,668,964)        $(2,700,885)        $(49,217,684)
                                                  =============================================================

Net loss per common share:
Basic and diluted                                                $(.31)              $(.32)             $(12.07)
                                                  =============================================================

Shares used in calculation of net loss per share             8,718,090           8,348,368            4,079,000
                                                  =============================================================


SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                             Cumulative
                                                                                                            May 23, 1989
                                                                           THREE MONTHS ENDED              (inception) to
                                                                     MARCH 31,           MARCH 31,           March 31,
                                                                        1998                1997                1998
                                                               -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $(2,668,964)        $(2,700,885)       $(49,217,684)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Loss on write-off of research and development equipment                                                          133,919
  Loss on write-off of prepaid royalties                                                                           135,201
  Depreciation and amortization                                            210,814              93,644           1,356,255
  Amortization of deferred loss on sale leaseback                                                                   11,196
  Deferred compensation amortization                                        41,547              81,494           1,999,450
  License fee financed with long-term debt                                                                         193,700
  Issuance of Common Stock for services                                                                             37,091
  Writedown of inventory                                                                                           445,706
  Issuance of Common Stock in lieu of interest payments on
   notes payable                                                                                                    35,412
  Amortization of warrants in connection with debt and lease
   financings                                                                4,321               4,525              85,351
  Issuance of options in connection with consulting services                                                        55,690
  Changes in operating assets and liabilities:
      Receivables                                                          (65,765)             19,847             (92,865)
      Inventories                                                         (192,293)           (105,662)         (2,655,496)
      Prepaid expenses                                                     (89,035)           (235,877)           (195,449)
      Accounts payable and accrued expenses                                 90,769            (493,635)            934,475
                                                               -----------------------------------------------------------
 Net cash used in operating activities                                  (2,668,606)         (3,336,549)        (46,738,048)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                                                                                 46,947
Purchases of property and equipment                                       (234,732)           (511,938)         (3,746,250)
Other                                                                      (71,528)            (27,512)           (554,422)
                                                               -----------------------------------------------------------
Net cash used in investing activities                                     (306,260)           (539,450)         (4,253,725)

FINANCING ACTIVITIES
Proceeds from sale leaseback                                                                                       283,030
Net proceeds from issuance of Common Stock                               2,218,535              19,885          37,360,895
Net proceeds from issuance of Preferred Stock                                                                   27,290,155
Reimbursement to founder and shareholder                                                                            (3,500)
Proceeds (payments) on long-term debt and lease obligations                 53,328                                (718,606)
Proceeds from notes payable                                                                                      3,177,926
                                                               -----------------------------------------------------------
Net cash provided by financing activities                                2,271,863              19,885          67,389,900
                                                               -----------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (703,003)         (3,856,114)         16,398,127
Cash and cash equivalents at beginning of period                        17,101,130          30,134,800                 ---
                                                               -----------------------------------------------------------
Cash and cash equivalents at end of period                             $16,398,127         $26,278,686        $ 16,398,127
                                                               ===========================================================

SEE ACCOMPANYING NOTES.

                          OPTICAL SENSORS INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1997 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarter ended March 31, 1998 and 1997, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

In January 1998, the Company entered into an agreement with Instrumentation Laboratory Company ("IL") for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL will market and distribute the Company's products throughout the world under the names GEM(R) SensiCath(R) and GEM(R) OpticalCAM(TM). The Company has agreed to supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company has also agreed to supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retains the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. In January 1998, IL also purchased 441,203 shares of Common Stock from the Company, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share for a total price of $2,206,015. In April 1998, IL announced the U.S. introduction of the GEM SensiCath and GEM OpticalCAM, new members of the IL GEM family of hospital point-of-care diagnostic products.

RESULTS OF OPERATIONS

Net sales in the first quarter of 1998 increased $112,603 or 213% from $52,770 in the first quarter in 1997 to $165,373 in the first quarter of 1998. The increase in sales is the result of the Company's introduction in December 1997 of an enhanced version of its SensiCath Sensor that solved previous interference
problems with a certain portion of the critical care patient population.   Sales
of SensiCath Sensors accounted for approximately 45% of the total sales for the quarter, and the placement of OpticalCAM instrumentation accounted for approximately 55% of total sales. As part of the market launch of the enhanced SensiCath System, the Company is providing customers with OpticalCAM instruments under a variety of promotional and short term rental programs, allowing customer evaluations to proceed on a more timely basis. Accordingly, the Company anticipates that, for the remainder of 1998, a greater percentage of sales will be for OpticalCAM instruments as customers complete hospital purchase approval processes for purchases of OpticalCAM instruments.

Costs of products sold in the first quarter of 1998 increased $122,838 to $557,371 or 28% from $434,533 in the first quarter in 1997. The 28% increase compares favorably to the 213% increase in sales for the same period. Under the agreement between the Company and IL, the Company has agreed to sell OpticalCAM instrumentation to IL at the lower of the Company's direct cost of manufacturing or previously scheduled amounts. Accordingly, the Company does not expect to generate any gross margin from the sale of OpticalCAM instrumentation in future periods. The Company has reduced the cost of manufacturing the OpticalCAM instrumentation to the anticipated approximate selling price and initiated programs to reduce the cost of manufacturing sensors. The Company expects an improving relationship between sales and cost of product sold for sensors once sales volumes for sensors begin to increase. Gross margins in future periods will also be affected by the mix of sensor sales and instrumentation sales in future periods. The Company believes it has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs.

Research and development costs for the first quarter of 1998 decreased $242,396 to $974,515 or 20% from $1,216,911 in the first quarter of 1997. Research and development expenses in the first quarter of 1997 included a final $200,000 payment for outside development work related to the OpticalCAM. These expenses did not recur in the first quarter of 1998. The majority of research and development activities in the first quarter of 1998 was directed toward development of new sensors to measure additional blood analytes and further product enhancements, including planned cost reduction programs. With the exception of a $500,000 payment to Marquette Medical Systems, Inc. that the Company may become obligated to make under a previously disclosed technology purchase agreement, the Company expects to operate through the balance of 1998 with only a moderate increase in research and development expenses levels. The increase is expected as the Company begins development of additional applications for its current technology platform.

Selling, general and administrative expenses in the first quarter of 1998 increased $35,661 or 2% to $1,508,351 from $1,472,690 in the first quarter of 1997. Selling expenses increased moderately in the first quarter of 1998 as compared to the first quarter of 1997, offset largely by declines in general and administrative expenses. The majority of selling activities for the quarter was directed towards the market launch of the enhanced SensiCath Sensor and distributor infrastructure development and training related to the agreement with IL. The Company expects to operate through the balance of 1998 without materially increasing its selling, general and administrative expenses from the current level.

Net interest income in the first quarter of 1998 decreased $164,836 to $205,643 from $370,479 in the first quarter of 1997. The decrease in net interest income in the first quarter of 1998 is due to declining cash balances of proceeds from the Company's initial public offering, which was completed in the first quarter of 1996. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $2,668,964 for the quarter ended March 31, 1998, compared to a net loss of $2,700,885 for the quarter ended March 31, 1997. As of March 31, 1998, the Company had an accumulated deficit of $49,217,684. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

In January 1998, the Company sold 441,203 shares of Common Stock to IL, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share for a total price of $2,206,015. The Company granted IL and its affiliates certain pre-emptive rights to participate in future sales of equity securities by the Company, and certain demand and incidental registration rights under a registration rights agreement previously entered into by the Company and shareholders that purchased shares of stock in private transactions prior to the Company's initial public offering in February 1996. IL is prohibited from selling or otherwise transferring its shares of Common Stock for a period of one year, except to an affiliate or pursuant to the exercise of its registration rights. IL and its affiliates are also subject to certain standstill provisions for a period of five years that prohibit them from (a) acquiring more than 5.0% of the Company's outstanding Common Stock, (b) entering into a voting agreement with respect to the shares IL purchased from the Company, (c) participating in any proxy solicitation or becoming a participant in an election contest, or (d) joining a group for the purpose of acquiring, holding, voting or disposing of shares of Common Stock.

The Company's cash and cash equivalents were $16,398,127 and $17,101,130 at March 31, 1998 and December 31, 1997, respectively. The Company incurred cash expenditures for the three months ended March 31, 1998 of $2,668,606 for operations and $234,732 for capital expenditures. The capital equipment expenditures were principally for the acquisition of manufacturing, research and development and marketing promotional equipment. A substantial portion of the inventory level at March 31, 1998 consisted of key components, OpticalCAM monitors and ABG Modules for which the Company relies on sole suppliers.

As of March 31, 1998, the Company had commitments outstanding for approximately $1,500,000 to purchase additional OpticalCAM monitors and ABG Modules. As of March 31, 1998, the Company had no material commitments outstanding for tooling and equipment.

SensiCath(R) and OpticalCAM(TM) are trademarks of Optical Sensors Incorporated. GEM(R) is a trademark of Instrumentation Laboratory Company.


CERTAIN IMPORTANT FACTORS

There are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals include the following:

* MARKET ACCEPTANCE OF THE SENSICATH SYSTEM. The Company's future revenues will depend on market acceptance of the SensiCath System. The Company will need to demonstrate to health care professionals, hospital administrators and third-party payors the accuracy, reliability, ease of use, safety and cost effectiveness of the SensiCath System. In order to use the SensiCath System, hospitals need to acquire the OpticalCAM instrumentation, which may require capital expenditure approvals by the hospital.

* SALES BY INSTRUMENTATION LABORATORY. The Company's future revenues will depend almost exclusively on sales of the Company's products by IL. Although IL is required to purchase sufficient quantities of products from the Company that will result in pre-established annual minimum revenues to the Company in order to maintain exclusivity, there can be no assurance that IL will achieve sufficient sales for the Company to substantially increase revenues or achieve profitability.

* MANUFACTURING AND SUPPLY. The Company's future plans include planned enhancements to the SensiCath Sensor that will reduce the Company's manufacturing costs. Although the Company has established and validated manufacturing processes, equipment and infrastructure to manufacture sensors in volumes that will be necessary to achieve significant revenues, the Company has limited experience in producing sensors at these volumes. A failure to implement the planned cost reduction programs in a timely manner or to successfully scale-up manufacturing of sensors could have a material adverse effect on the Company. Currently, the Company has only one supplier for the ABG Module, the OpticalCAM Monitor and certain other key components. Any disruption or delay in the supply of key components or instrumentation could have a material adverse effect on the Company.

* COMPETITION. Competition among companies attempting to provide ABG and other critical blood analyte analysis at the point-of-care is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

* REGULATORY APPROVALS. The Company's ability to market its current products and any products that it may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that the Company will be able to maintain or obtain necessary regulatory approvals and clearances in the future.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 1998, the Company sold an aggregate of 441,203 shares of Common Stock at a price of $5.00 per share for a total price of $2,206,015 to Instrumentation Laboratory Company in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein:

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated January 7, 1998, reporting under "Item 5. Other Events" the agreement with and equity investment by Instrumentation Laboratory Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OPTICAL SENSORS INCORPORATED



Date         May 6, 1998                         /s/ Sam B. Humphries
                                        ---------------------------------------
                                                     Sam B. Humphries
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)


Date         May 6, 1998                        /s/ Wesley G. Peterson
                                       ----------------------------------------
                                                    Wesley G. Peterson
                                         Chief Financial Officer, Vice President
                                            of Finance and Administration and
                                            Secretary (Principal Financial and
                                                   Accounting Officer)