Form 10-Q
period 1998-06-30
OPTICAL SENSORS INC
filed 1998-07-29
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTER ENDED JUNE 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        AS OF July 28, 1998, THE REGISTRANT HAD 8,853,509 SHARES OF
                           COMMON STOCK OUTSTANDING.

                                      INDEX


                          OPTICAL SENSORS INCORPORATED



PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Balance Sheets - June 30, 1998 and December 31, 1997

           Statements of Operations - Quarters ended June 30, 1998 and
                                        June 30, 1997

           Statements of Cash Flows - Quarters ended June 30, 1998 and
                                        June 30, 1997

           Notes to Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        ITEM 5. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                       JUNE 30, 1998  DECEMBER 31, 1997
                                                        ------------    ------------
                                                         (Unaudited)        (Note)
ASSETS
Current assets:
   Cash and cash equivalents                            $ 13,422,730    $ 17,101,130
   Accounts receivable                                       306,904          27,100
   Inventory                                               1,838,916       2,017,497
   Prepaid expenses and other current assets                 129,819          70,491
                                                        ------------    ------------
Total current assets                                      15,698,369      19,216,218

Property and equipment:
   Leased equipment                                          927,297         679,892
   Research and development equipment                        695,791         594,542
   Leasehold improvements                                    274,171         259,172
   Furniture and equipment                                   124,351         109,214
   Marketing equipment                                     1,141,479         986,483
   Production equipment                                      375,324         259,363
                                                        ------------    ------------
                                                           3,538,413       2,888,666
   Less accumulated depreciation                          (1,402,318)       (974,887)
                                                        ------------    ------------
                                                           2,136,095       1,913,779
Other assets:
   Patents                                                   490,143         434,752
   Other assets                                               33,574          60,785
                                                        ------------    ------------
                                                             523,717         495,537
                                                        ------------    ------------
Total assets                                            $ 18,358,181    $ 21,625,534
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    298,965    $    437,039
   Employee compensation                                     566,059         404,513
   Other liabilities and accrued expenses                      4,706           2,154
   Obligations under capital lease, current portion          213,133         152,756
                                                        ------------    ------------
Total current liabilities                                  1,082,863         996,462

Obligations under capital lease, less current portion        567,227         472,206

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
   per share:
     Authorized shares--5,000,000
Common Stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 1998--8,853,509 and
     1997--8,400,554                                          88,535          84,006
Additional paid-in capital                                69,321,371      67,088,370
Deficit accumulated                                      (52,318,116)    (46,548,720)
Deferred compensation                                       (138,699)       (221,790)
Note receivable from officer                                (245,000)       (245,000)
                                                        ------------    ------------
Total shareholders' equity                                16,708,091      20,156,866
                                                        ------------    ------------
Total liabilities and shareholders' equity              $ 18,358,181    $ 21,625,534
                                                        ============    ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                       JUNE 30
                                                       1998           1997          1998            1997
                                                   -----------    -----------    -----------    -----------
Net sales                                          $   313,820    $    27,796    $   479,193    $    80,566
Cost of goods sold                                     911,549        487,089      1,468,920        921,622
                                                   -----------    -----------    -----------    -----------
Gross margin                                          (597,729)      (459,293)      (989,727)      (841,056)

Operating expenses:
   Research and development expenses                 1,070,980      1,740,267      2,045,495      2,957,178
   Selling, general and administrative expenses      1,595,321      1,374,283      3,103,672      2,823,199
Operating loss                                      (3,264,030)    (3,573,843)    (6,138,894)    (6,621,433)

Interest expense                                       (23,873)          --          (46,501)          --
Interest income                                        205,478        338,887        433,749        709,364
Other  income (expense)                                (18,007)       (12,208)       (17,750)       (35,982)
                                                   -----------    -----------    -----------    -----------


Net loss                                           $(3,100,432)   $(3,247,164)   $(5,769,396)   $(5,948,051)

Net loss per common share:
Basic and diluted                                  $      (.35)   $      (.39)   $      (.66)   $      (.71)

Shares used in calculation of net loss per share     8,851,514      8,374,632      8,797,353      8,362,507



SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                   JUNE 30,          JUNE 30,
                                                                     1998              1997
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net loss                                                          $ (5,769,396)   $ (5,948,051)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                     479,054         195,543
     Deferred compensation amortization                                 83,091         162,992
     Amortization of warrants in connection with debt and lease
       financings                                                        8,572           9,048
     Changes in operating assets and liabilities:
       Receivables                                                    (279,804)         30,416
       Inventories                                                     152,754        (856,497)
       Prepaid expenses                                                (59,328)        (56,593)
       Accounts payable and accrued expenses                            26,024         302,142
                                                                  ------------    ------------
Net cash used in operating activities                               (5,359,033)     (6,161,000)

INVESTING ACTIVITIES
Purchases of property and equipment                                   (649,747)       (783,857)
Other                                                                  (53,976)         83,617
                                                                  ------------    ------------
Net cash used in investing activities                                 (703,723)       (700,240)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                           2,228,958          53,338
Proceeds (payments) on long-term debt and lease obligations            155,398         158,678
                                                                  ------------    ------------
Net cash provided by financing activities                            2,384,356         212,016
                                                                  ------------    ------------

Increase (decrease) in cash and cash equivalents                    (3,678,400)     (6,649,224)
Cash and cash equivalents at beginning of period                    17,101,130      30,134,800
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 13,422,730    $ 23,485,576
                                                                  ============    ============

SEE ACCOMPANYING NOTES.

                          OPTICAL SENSORS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1997 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarter ended June 30, 1998 and 1997, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

In July, 1998 the Company entered into an agreement with the Institute for Critical Care Medicine ("ICCM") providing the Company with the rights to commercialize a new application of its sensor technology for the non-invasive measurement of carbon dioxide in the tissue of ill or injured patients to aid in the diagnosis and monitoring of shock. The Company expects to begin clinical evaluations of prototype products before the end of 1998.

RESULTS OF OPERATIONS

Net sales in the second quarter of 1998 increased $286,024 or 1,029% from $27,796 in the second quarter in 1997 to $313,820 in the second quarter of 1998. Net sales for the six month period ended June 30, 1998 increased $398,627 or 495% from $80,566 for the six month period ended June 30, 1997. The increase in sales is the result of the Company's introduction in December 1997 of an enhanced version of its SensiCath Sensor that solved previous interference problems with a certain portion of the critical care patient population. Sales of SensiCath Sensors accounted for approximately 22% of the total sales for the second quarter of 1998 while OpticalCAM instrumentation accounted for the balance. This compares to the first quarter of 1998 in which sales of SensiCath Sensors accounted for approximately 45% of the total sales for the quarter, and the placement of OpticalCAM instrumentation accounted for approximately 55% of total sales. The Company anticipates that, for the remainder of 1998, a greater percentage of sales will be for OpticalCAM instruments. For the second quarter of 1998, approximately 13% of Sensor sales and 74% of the OpticalCAM instrumentation sales were made to IL to further equip their sales force with demonstration units.

Costs of products sold in the second quarter of 1998 increased $424,460 or 87% to $911,549 from $487,089 in the second quarter in 1997. Costs of products sold for the six months ended June 30, 1998 increased $547,298 or 59% to $1,468,920 from $921,622 for the six months ended June 30, 1997. The increase for the quarter and the six months ended June 30, 1998 is due primarily to the increased sales levels. The 87% increase in cost of sales in the second quarter compares favorably to the 1,029% increase in sales for the same period. Under the agreement between the Company and IL, the Company has agreed to sell OpticalCAM instrumentation to IL at the lower of the Company's direct cost of manufacturing or previously scheduled amounts. Accordingly, the Company does not expect to generate any gross margin from the sale of OpticalCAM instrumentation in future periods. The Company has reduced the cost of manufacturing the OpticalCAM instrumentation to the anticipated approximate selling price and initiated programs to reduce the cost of manufacturing sensors. Because instrument sales are sold at amounts close to cost, gross margins in future periods will be affected by the mix of sensor and instrumentation sales. The Company expects an improving relationship between sales and cost of product sold once sales volumes for sensors begin to increase. The Company believes it has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs.

Research and development costs for the second quarter of 1998 declined $669,287 or 38% to $1,070,980 from $1,740,267 in the second quarter of 1997. Research and development costs for the six months ended June 30, 1998 declined $911,683 or 31% to $2,045,495 from $2,957,178 for the six months ended June 30, 1997.
Research and development expenses in the first quarter of 1997 included a final $200,000 payment for outside development work related to the OpticalCAM. In the second quarter of 1997, research and development expenses included a $500,000 payment to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement. These expenses, which did not recur in 1998, accounted for the majority of the decrease. With the exception of a $500,000 payment to Marquette Medical Systems, Inc. that the Company may become obligated to make under a previously disclosed technology purchase agreement, the Company expects to operate through the balance of 1998 with only a moderate increase in research and development expenses levels. The increase is expected as the Company begins development of additional applications for its current technology platform.

Selling, general and administrative expenses in the second quarter of 1998 increased $221,038 or 16% to $1,595,321 from $1,374,283 in the second quarter of 1997. Selling, general and administrative expenses for the six months ended June 30, 1998 increased $280,473 or 10% to $3,103,672 from $2,823,199 for the six months ended June 30, 1997. Selling expenses increased moderately in the second half of 1998 as compared to the second half of 1997 due to a higher level of selling activity. The majority of selling activities for the quarter continued to be directed towards the market launch of the enhanced SensiCath Sensor and distributor infrastructure development and training related to the agreement with IL. The Company expects to operate through the balance of 1998 without materially increasing its selling, general and administrative expenses from the current level.

Net interest income in the second quarter of 1998 decreased $157,282 to $181,605 from $338,887 in the second quarter of 1997. Net interest income for the six month period ended June 30, 1998 decreased $322,116 to $387,248 from $709,364 for the six month period ended 1997. The decrease in net interest income in the second quarter and the six month period ending June 30, 1998 is due primarily to declining cash balances of proceeds from the Company's initial public offering, which was completed in the second quarter of 1996. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $3,100,432 for the quarter ended June 30, 1998, compared to a net loss of $3,247,164 for the quarter ended June 30, 1997. As of June 30, 1998, the Company had an accumulated deficit of $52,318,116. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the second quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock to IL, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share for a total price of $2,206,015. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

The Company's cash and cash equivalents were $13,422,730 and $17,101,130 at June 30, 1998 and December 31, 1997, respectively. The Company incurred cash expenditures for the six months ended June 30, 1998 of $5,359,033 for operations and $649,747 for capital expenditures. The capital equipment expenditures were principally for the acquisition of manufacturing, research and development and marketing promotional equipment. A substantial portion of the inventory level at June 30, 1998 consisted of key components, OpticalCAM monitors and ABG Modules for which the Company relies on sole suppliers.

As of June 30, 1998, the Company had no material commitments outstanding for tooling and equipment. The Company has contracts for minimum purchase quantities of OpticalCAM monitors and ABG Modules and other sole source inventory items.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 1998, the Company held its annual meeting of stockholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the 1999 Annual Meeting of Stockholders:

     Director                    Votes For               Votes Withheld
     --------                    ---------               --------------
Sam B. Humphries                 6,702,542                   102,689
Richard B. Egen                  6,687,154                   118,077
Richard J. Meelia                6,685,154                   120,077
Demetre M. Nicoloff, M.D.        6,705,954                   99,277
Gary A. Peterson                 6,706,217                   99,014

(b) The selection of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified with 6,752,137 shares voting in favor, 25,426 shares voting against, 27,668 shares abstaining and zero broker non-votes.

ITEM 5.  OTHER INFORMATION

Stockholder Proposals at 1999 Annual Stockholders' Meeting. Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934 (17 CFR ss 240.14a), the Company's stockholders are notified that the deadline for giving the Company timely notice of any stockholder proposal to be submitted outside the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders in February 16, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein:

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OPTICAL SENSORS INCORPORATED



Date July 29, 1998                           /s/ Sam B. Humphries
                                  ----------------------------------------------
                                                Sam B. Humphries
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


Date July 29, 1998                           /s/ Wesley G. Peterson
                                  ----------------------------------------------
                                               Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)