Form 10-Q/A
period 1997-06-30
OPTICAL SENSORS INC
filed 1998-09-01
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   Amendment 1

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       FOR THE QUARTER ENDED JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______ to __________

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

                          Optical Sensors Incorporated
                          (A Development Stage Company)

                                 Balance Sheets


                                                              JUNE 30,     DECEMBER 31,
                                                                1997          1996
                                                            ------------   -------------
                                                            (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 23,485,576    $ 30,134,800
  Accounts receivable                                             60,624          91,040
  Inventories                                                  1,788,414         931,917
  Prepaid expenses and other current assets                      117,113         200,731
                                                            ------------    ------------
Total current assets                                          25,451,727      31,358,488

Property and equipment:
  Leased equipment                                               214,037            --
  Research and development equipment                             370,445         292,488
  Leasehold improvements                                         202,655         199,211
  Furniture and equipment                                         98,519          77,895
  Marketing equipment                                            773,436         344,448
  Production equipment                                           206,442         167,635
                                                            ------------    ------------
                                                               1,865,534       1,081,677
  Less accumulated depreciation                                 (675,581)       (488,043)
                                                            ------------    ------------
                                                               1,189,953         593,634
Other assets:
  Patents                                                        386,330         328,630
  Other assets                                                    79,334          88,445
                                                            ------------    ------------
                                                                 465,664         417,075
                                                            ============    ============
Total assets                                                $ 27,107,344    $ 32,369,197
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,086,664    $    740,804
  Employee compensation                                          475,954         577,228
  Other liabilities and accrued expenses                           3,737           1,541
  Current portion of long term debt                               55,360            --
                                                            ------------    ------------
Total current liabilities                                      1,621,715       1,319,573

Long-term debt, net current maturities                           158,678            --

Commitments

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01 per share:
  Authorized shares--5,000,000
  Issued and outstanding shares--0                                  --              --
Common Stock, par value $.01 per share:
  Authorized shares--30,000,000
  Issued and outstanding shares 1997--8,379,892 and
  1996--8,341,497                                                 83,799          83,415
Additional paid-in capital                                    67,036,347      66,974,345
Deficit accumulated during the development stage             (41,163,411)    (35,215,362)
Deferred compensation                                           (384,784)       (547,774)
Note receivable from officer                                    (245,000)       (245,000)
                                                            ------------    ------------
Total shareholders' equity                                    25,326,951      31,049,624
                                                            ============    ============
Total liabilities and shareholders' equity                  $ 27,107,344    $ 32,369,197
                                                            ============    =============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                                                                                 CUMULATIVE
                                               THREE MONTHS ENDED      SIX MONTHS ENDED         MAY 23, 1989
                                                    JUNE 30               JUNE 30              (INCEPTION) TO
                                         ---------------------------------------------------      JUNE 30,
                                            1997          1996        1997           1996          1997
                                         -----------  -----------  -----------   -----------    ------------
Net sales                                $    27,796  $    32,016  $    80,566   $    46,921    $    243,634
Cost of good sold                            487,089      334,536      921,622       656,250       2,290,843
                                         -----------  -----------  -----------   -----------    ------------
Gross margin                                (459,293)    (302,520)    (841,056)     (609,329)     (2,047,209)

Operating  expenses:
  Research and development                 1,740,267    1,868,266    2,957,178     3,134,049      27,980,044
  Selling, general and administrative      1,386,491      918,505    2,859,181     1,607,102      13,880,140
                                         -----------  -----------  -----------   -----------    ------------
Operating loss                            (3,586,051)  (3,089,291)  (6,657,415)   (5,350,480)    (43,907,393)

Interest expense                                --           --           --            --          (141,385)
Interest income                              338,887      488,029      709,364       682,524       2,885,367
                                         -----------  -----------  -----------   -----------    ------------

Net loss                                 $(3,247,164) $(2,601,262) $(5,948,051)  $(4,667,956)   $(41,163,411)
                                         ===========  ===========  ===========   ===========    ============

Net loss per common share                $      (.39) $      (.31) $      (.71)  $      (.77)
                                         ===========  ===========  ===========   ===========

Shares used in calculation
  of net loss per share                    8,374,632    8,265,021    8,362,507     6,090,307
                                         ===========  ===========  ===========   ===========


SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                            CUMULATIVE
                                                                                                           MAY 23, 1989
                                                                                    SIX MONTHS ENDED      (INCEPTION) TO
                                                                                JUNE 30,       JUNE 30,       JUNE 30,
                                                                                 1997           1996           1997
                                                                             -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $(5,948,051)   $(4,667,956)   $(41,163,411)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Loss on write-off of research and development equipment                                                      133,919
   Loss on write-off of prepaid royalties                                                                       135,201
   Depreciation and amortization                                                 195,543         49,201         830,447
   Amortization of deferred loss on sale leaseback                                11,196
   Deferred compensation amortization                                            162,992        311,725       1,794,909
   License fee financed with long-term debt                                                                     193,700
   Issuance of Common Stock for services                                                                         37,091
   Issuance of Common Stock in lieu of interest payments on notes payable
                                                                                                                 35,412
   Issuance of warrants in connection with debt and lease financings
                                                                                   9,048          3,016          73,145
   Issuance of options in connection with consulting services                                                    55,690
   Changes in operating assets and liabilities:
     Account Receivables                                                          30,416        (39,098)        (60,624)
     Inventories                                                                (856,497)      (313,022)     (1,788,414)
     Prepaid expenses and other assets                                            27,024        311,631        (590,370)
     Accounts payable and accrued expenses                                       302,142        140,072       1,621,715
                                                                             -----------    -----------    ------------
Net cash used in operating activities                                         (6,077,383)    (4,204,431)    (38,680,394)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                                               46,947
Purchases of property and equipment                                             (783,857)       (14,337)     (2,488,386)
                                                                             -----------    -----------    ------------
Net cash used in investing activities                                           (783,857)       (14,337)     (2,441,439)

FINANCING ACTIVITIES
Proceeds from sale leaseback                                                     283,030
Net proceeds from issuance of Common Stock                                        53,338     33,953,220      35,098,014
Net proceeds from issuance of Preferred Stock                                                                27,290,155
Reimbursement to founder and shareholder                                                                         (3,500)
Payments on long-term debt                                                       (55,360)                    (1,452,254)
Proceeds from notes payable                                                      214,038                      3,391,964
                                                                             -----------    -----------    ------------
Net cash provided by financing activities                                        212,016     33,953,220      64,607,409
                                                                             -----------     ----------    ------------
Increase (decrease) in cash and cash equivalents                              (6,649,224)    29,743,452      23,485,576
Cash and cash equivalents at beginning of period                              30,134,800      5,394,721              --
                                                                             ===========    ===========    ============
Cash and cash equivalents at end of period                                   $23,485,576    $35,129,173    $ 23,485,576
                                                                             ===========    ===========    ============


SEE ACCOMPANYING NOTES.

                          Optical Sensors Incorporated
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1997



11

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

In May of 1997, the Company voluntarily initiated an action to recover all customer inventory of SensiCath Sensors due to unanticipated interference with pH readings in certain patient applications. The interfering agent, called bilirubin, is elevated in patients that have underdeveloped or failing livers. At the same time, the Company notified the FDA of its action to recover all customer inventory of sensors. In July 1997, the FDA notified the Company that this voluntary action was classified as a product recall. The Company has complied with all requirements of the FDA recall action and retrieved all sensors from customers. In addition, the Company has developed a modified pH sensor which will reduce interference to a clinically acceptable level and which the Company believes will be compatible with its existing manufacturing equipment and processes. Laboratory tests of the modified pH sensor indicate that it will meet the Company's performance specifications. The Company plans to conduct patient attached evaluations of the modified sensor at customer reference sites and validate manufacturing processes for the modified sensor in the third quarter of 1997. The Company expects to re-launch the SensiCath Sensor in fourth quarter 1997.


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

Research and development costs for the second quarter of 1997 decreased $127,999 or 7% from the second quarter of 1996. Research and development costs for the six month period ended June 30, 1997 decreased $176,871 or 6% from $3,134,049 for the six month period ended June 30, 1996. Decreased spending for both the quarter and six month periods resulted from lowered clinical research activities as the Sensicath System reached development maturity. During the second quarter of 1997 Marquette Medical Systems completed the sale of OnlineABG modules to 20 hospital sites, resulting in a $500,000 payment to Marquette Medical Systems under an agreement entered into in September 1995 pursuant to which the Company acquired ownership of the technology used in the SensiCath System. Payments to Marquette so far under this agreement are $553,250, $759,750 and $500,000, in 1995, 1996 and 1997, respectively. The Company is obligated to make one additional payment of $500,000 subject to Marquette selling certain minimum quantities of OnlineABG Modules. The Company currently expects to make this final payment to Marquette in 1998. Excluding the $500,000 payment to Marquette in the second quarter of 1997, the Company expects that the level of research and development expenses during the remainder of 1997 will be comparable to the first half of 1997. The majority of research and development activities in the second quarter of 1997 were directed towards modification of the pH sensor as described above. The Company anticipates returning its efforts to development of new sensors to measure additional blood analytes and other product enhancements after validation of manufacturing processes for the modified sensor are completed.

Selling, general and administrative expenses in the second quarter of 1997 increased $467,986 or 51% from the second quarter of 1996. Selling, general and administrative expenses for the six month period ended June 30, 1997 increased $1,252,079 or 78% from $1,607,102. The increase is attributable primarily to organizational expansion of sales and marketing, product positioning and initial product launch activities in the latter half of 1996. During late 1996, the Company completed the initial hiring of its sales and marketing staff to support product positioning and initial product launch activities. Salaries and benefits for the expanded sales and marketing staff and travel expenses related to sales and marketing activities accounted for a significant portion of the increase in selling, general and administrative expenses in the second quarter and the six months ended June 30, 1997 as compared to comparable time periods in 1996. Administrative expenses also increased primarily due to the higher level of activity associated with initial commercialization of the Company's products and additional costs associated with being a public company. The Company expects to operate through the balance of 1997 without materially increasing its selling, general and administrative expenses from the current level.

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

The Company continued to increase its inventory during the second quarter of 1997 to support future product sales. All of the $750,000 increase between the two quarters is related to procurement of OpticalCAM monitors and OnlineABG modules. A substantial portion of the inventory level at June 30, 1997 consisted of key components and OnlineABG Modules for which the Company relies on sole suppliers. In addition, as of June 30, 1997, the Company had commitments outstanding for approximately $1,200,000 to purchase OpticalCAM monitors and OnlineABG Modules for resale purposes.

SensiCath(R) and OpticalCAM(TM) are trademarks of the Company. OnlineABG(TM), Tramscope(R) and Solar(TM) are trademarks of Marquette Medical Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTICAL SENSORS INCORPORATED



Date August 31, 1998                       /s/ Sam B. Humphries
                                   --------------------------------------------
                                               Sam B. Humphries
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)


Date August 31, 1998                      /s/ Wesley G. Peterson
                                   --------------------------------------------
                                              Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)