Form 10-Q
period 1998-09-30
OPTICAL SENSORS INC
filed 1998-11-13
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                  (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

  AS OF NOVEMBER 10, 1998, THE REGISTRANT HAD 8,825,824 SHARES OF COMMON STOCK
                                  OUTSTANDING.

                                     INDEX


                          OPTICAL SENSORS INCORPORATED



PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       Balance Sheets  September 30, 1998 and December 31, 1997

       Statements of Operations--Three months ended September 30, 1998 and 1997.
                                 Nine months ended September 30, 1998 and 1997.

       Statements of Cash Flows--Nine months ended September 30, 1998 and 1997.

       Notes to Financial Statements

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         1998               1997
                                                                  -----------------------------------
                                                                     (Unaudited)            (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                           $10,764,994          $17,101,130
 Accounts receivable                                                     211,285               27,100
 Inventory                                                             1,884,917            2,017,497
 Prepaid expenses and other current assets                               125,035               70,491
                                                                  -----------------------------------

Total current assets                                                  12,986,231           19,216,218

Property and equipment:
 Leased equipment                                                        989,772              679,892
 Research and development equipment                                      733,742              594,542
 Leasehold improvements                                                  334,037              259,172
 Furniture and equipment                                                 145,473              109,214
 Marketing equipment                                                   1,004,840              986,483
 Production equipment                                                    454,275              259,363
                                                                  -----------------------------------

                                                                       3,662,139            2,888,666
 Less accumulated depreciation                                        (1,616,858)            (974,887)
                                                                  -----------------------------------

                                                                       2,045,281            1,913,779
Other assets:
 Patents                                                                 498,921              434,752
 Other assets                                                             23,975               60,785
                                                                  -----------------------------------

                                                                         522,896              495,537
Total assets                                                         $15,554,408          $21,625,534
                                                                  ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $    268,232         $    437,039
 Employee compensation                                                   638,636              404,513
 Other liabilities and accrued expenses                                    8,630                2,154
 Obligations under capital lease, current portion                        229,292              152,756
                                                                  -----------------------------------
Total current liabilities                                              1,144,790              996,462

Obligations under capital lease, less current portion                    557,303              472,206

SHAREHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
 per share:
  Authorized shares--5,000,000
Common Stock, par value $.01 per share:
 Authorized shares--30,000,000
 Issued and outstanding shares 1998--8,821,436 and
  1997--8,400,554                                                          88,220                84,006
Additional paid-in capital                                             69,304,550            67,088,370
Deficit accumulated                                                   (55,443,303)          (46,548,720)
Deferred compensation                                                     (97,152)             (221,790)
Note receivable from officer                                                    -              (245,000)
                                                                  -------------------------------------

Total shareholders' equity                                             13,852,315            20,156,866
                                                                  -------------------------------------
Total liabilities and shareholders' equity                           $ 15,554,408          $ 21,625,534
                                                                  =====================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                  (Unaudited)





                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30                SEPTEMBER 30
                                                        1998          1997          1998          1997

Net sales                                           $   319,505   $    23,840   $   798,698   $   104,406
Cost of goods sold                                      827,156       928,901     2,296,076     1,850,523
                                                  -------------------------------------------------------
Gross margin                                           (507,651)     (905,061)   (1,497,378)   (1,746,117)
Operating expenses:
 Research and development expenses                    1,051,614     1,066,785     3,097,109     4,023,963
 Selling, general and administrative expenses         1,704,799     1,342,886     4,808,471     4,166,085
Operating loss                                       (3,264,064)   (3,314,732)   (9,402,958)   (9,936,165)

Interest expense                                        (24,405)       (5,565)      (70,906)       (5,565)
Interest income                                         167,430       292,411       601,179     1,001,775
Other  income (expense)                                  (4,148)       (7,519)      (21,898)      (43,501)
                                                  -------------------------------------------------------


Net loss                                            $(3,125,187)  $(3,035,405)  $(8,894,583)  $(8,983,456)

Net loss per common share:
Basic and diluted                                         $(.35)        $(.36)       $(1.01)       $(1.07)

Shares used in calculation of net loss per share      8,858,515     8,382,297     8,817,727     8,369,151


See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

(Unaudited)

                                                                           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                        1998                1997
                                                               ---------------------------------------

Operating activities
Net loss                                                               $(8,894,583)       $ (8,983,456)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Writedown of inventories                                                       -             500,000
  Depreciation and amortization                                            767,878             325,210
  Deferred compensation amortization                                       124,638             244,486
  Amortization of warrants in connection with debt and lease
   financings                                                               13,135              13,574

  Changes in operating assets and liabilities:
      Receivables                                                         (184,185)             41,502
      Inventories                                                           52,688          (1,326,953)
      Prepaid expenses                                                     (54,544)            (53,863)
      Accounts payable and accrued expenses                                 71,791            (511,424)
                                                               ---------------------------------------

Net cash used in operating activities                                   (8,103,182)         (9,750,924)

INVESTING ACTIVITIES
Purchases of property and equipment                                       (780,539)         (1,017,510)
Other                                                                      (66,309)           (101,295)
                                                               ---------------------------------------

Net cash used in investing activities                                     (846,848)         (1,118,805)

FINANCING ACTIVITIES
Proceeds from note receivable-officer                                      245,000                   -
Net proceeds from issuance of Common Stock                               2,207,261              67,474
Proceeds (payments) on long-term debt and lease obligations                161,633             241,886
                                                               ---------------------------------------
Net cash provided by financing activities                                2,613,894             309,360
                                                               ---------------------------------------

Increase (decrease) in cash and cash equivalents                        (6,336,136)        (10,560,369)
Cash and cash equivalents at beginning of period                        17,101,130          30,134,800
                                                               ---------------------------------------
Cash and cash equivalents at end of period                             $10,764,994        $ 19,574,431
                                                               =======================================

See accompanying notes.

                          OPTICAL SENSORS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated 1997 Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarter ended September 30, 1998 and 1997, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

In July, 1998 the Company entered into an agreement with the Institute for Critical Care Medicine ("ICCM") providing the Company with the rights to commercialize a new application of its sensor technology ("CapnoProbeTM") for the non-invasive measurement of carbon dioxide in the tissue of ill or injured patients to aid in the diagnosis and monitoring of shock. The CapnoProbe SLTM, the first prodouct in the line that the Company plans to commercialize, is a handheld, lightweight device with a probe that can be slipped under the tongue like a thermometer. In less than 60 seconds, it noninvasively measures the tissue CO2 of the mucous membrane in the mouth - a sensitive measure that can indicate ealry clinical shock, even when traditional vital signs may still appear realtively normal, as in compensated shock cases. The Company expects to begin clinical evaluations of prototype products before the end of 1998.

In October, 1998 the Company implemented a strategic plan to focus its corporate resources on the development and commercialization of the CapnoProbe product. The plan resulted in reducing staff by approximately 20 percent through layoffs and attrition and implementing other expense management measures. The restructuring and expense management measures affected all areas of the Company. The Company expects to begin receiving the full benefit of the restructuring in the first quarter of 1999. The Company currently plans to direct all of the cost savings to development of the CapnoProbe.

RESULTS OF OPERATIONS

Net sales in the third quarter of 1998 increased $295,665 or 1,240% from $23,840 in the third quarter in 1997 to $319,505 in the third quarter of 1998. Net sales for the nine month period ended September 30, 1998 increased $694,292 or 665% from $104,406 for the nine month period ended September 30, 1997. Sales for the three and nine month periods ended September 30, 1998 were insignificant due to a product recall that the Company initiated in May 1997 because of an interference problem with a certain portion of the critical care patient population. In December 1997, the Company introduced an enhanced version of its SensiCath Sensor that solved the interference problems, accounting for the increase in sales in 1998. The Company does not believe that the product recall will have a material impact on future results. Sales of SensiCath Sensors accounted for approximately 17% of the total sales for the third quarter of 1998 while OpticalCAM instrumentation accounted for the balance. For the third quarter of 1998, approximately 90% of Sensor sales and 98% of the OpticalCAM instrumentation sales were made to the Company's distributor for resale to customers with the remainder purchased for sales demonstration purposes.

Costs of products sold in the third quarter of 1998 decreased $101,745 or 11% to $827,156 from $928,901 in the third quarter in 1997. Costs of products sold for the nine months ended September 30, 1998 increased $445,553 or 24% to $2,296,076 from $1,850,523 for the nine months ended September 30, 1997. The decrease for the quarter is due to a $500,000 write-down in the third quarter of 1997 of OpticalCAM inventories to the lower of cost or market. After adjusting for this write-down, the increase for the nine months ended September 30, 1998 is due primarily to the increased sales levels. Under the agreement between the Company and IL, the Company has agreed to sell OpticalCAM instrumentation to IL at the lower of the Company's direct cost of manufacturing or previously scheduled amounts. Accordingly, the Company does not expect to generate any gross margin from the sale of OpticalCAM instrumentation in future periods. Because instrument sales are sold at amounts close to cost, gross margins in future periods will be affected by the mix of sensor and instrumentation sales. The Company expects an improving relationship between sales and cost of product sold once sales volumes for sensors begin to increase. The Company believes it has the capacity to increase production levels to approximately 50,000 sensors per year without materially increasing manufacturing infrastructure costs.

Research and development costs for the third quarter of 1998 declined $15,171 or 1% to $1,051,614 from $1,066,785 in the third quarter of 1997. Research and development costs for the nine months ended September 30, 1998 declined $926,854 or 23% to $3,097,109 from $4,023,963 for the nine months ended September 30, 1997. Research and development expenses in the nine month period ended September 30, 1997 included approximately $417,000 for outside development of the OpticalCAM and a $500,000 payment to Marquette Medical Systems, Inc. under a
previously disclosed technology purchase agreement.   These expenses, which did
not recur in 1998, accounted for the majority of the decrease for the nine months ended September 30, 1998. Overall, the Company expects research and development expenses to increase by approximately $300,000 in the fourth quarter due to development efforts related to the CapnoProbe. In addition, the Company may become obligated to make a $500,000 payment to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement, assuming Marquette sells a specified number of ABG Modules.

Selling, general and administrative expenses in the third quarter of 1998 increased $361,913 or 27% to $1,704,799 from $1,342,886 in the third quarter of 1997. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $642,386 or 15% to $4,808,471 from $4,166,085 for the nine months ended September 30, 1997. The increase for the three and nine month periods are primarily due to a higher level of selling activity, compared
to 1997.   The majority of selling activities continued to be directed towards the market launch of the enhanced SensiCath. Additionally, selling expenses increased as the Company has began market research related to the CapnoProbe currently under development. The Company expects to operate through the balance of 1998 with slightly higher selling, general and administrative expenses from the current level due to market research activities related to the CapnoProbe.

Net interest income in the third quarter of 1998 decreased $124,981 to $167,430 from $292,411 in the third quarter of 1997. Net interest income for the nine month period ended September 30, 1998 decreased $400,596 to $601,179 from $1,001,775 for the nine month period ended 1997. The decrease in net interest income in the three and nine month periods ending September 30, 1998 is due primarily to declining cash balances of proceeds from the Company's initial public offering, which was completed in the first quarter of 1996. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $3,125,187 for the quarter ended September 30, 1998, compared to a net loss of $3,035,405 for the quarter ended September 30, 1997. As of September 30, 1998, the Company had an accumulated deficit of $55,443,301. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding sales and marketing activities, commercial manufacturing, and research and development. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the second quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock to IL, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share (which is equal to the closing market price on the day before signing of the agreement). for a total price of $2,206,015. The proceeds from the sales of stock has been used to fund costs of producing products and operating expenses described above and capital expenditures described below. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

The Company's cash and cash equivalents were $10,764,994 and $17,101,130 at September 30, 1998 and December 31, 1997, respectively. The Company incurred cash expenditures for the nine months ended September 30, 1998 of $8,103,181 for operations and $780,539 for capital expenditures. The capital equipment expenditures were principally for the acquisition of manufacturing, research and development and marketing promotional equipment. A substantial portion of the inventory level at September 30, 1998 consisted of key components, OpticalCAM monitors and ABG Modules for which the Company relies on sole suppliers.

As of September 30, 1998, the Company had no material commitments outstanding for tooling and equipment. The Company has contracts for minimum purchase quantities of OpticalCAM monitors and ABG Modules and other sole source inventory items.

SensiCath(R) and OpticalCAM(TM) are trademarks of Optical Sensors Incorporated. GEM(R) is a trademark of Instrumentation Laboratory Company.

YEAR 2000 SOFTWARE PERFORMANCE EXPOSURE

The Company has determined that the software embedded in the ABG Modules is Year 2000 compliant and that its major internal information technology systems are Year 2000 compliant. The Company has numerous ancillary software programs which are in the process of being evaluated and tested for Year 2000 compliance. The Company expects to complete this process and to have taken any corrective actions by mid 1999. Should any of these programs require replacement, the Company anticipates that the total cost will not exceed $100,000. The Company does not believe this amount nor any impact on ongoing information technology projects will have any material affect on its ongoing operations. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. For those vendors that have not yet certified Year 2000 compliance and which are sole suppliers of critical product components, the Company plans to have sufficient inventories on hand at the end of 1999 to support its needs for at least six months. For the Company's exclusive distributer, the Company has the ability to ship product directly to the end customer and to invoice and collect receivables should it be necessary to do so. The Company's Year 2000 initiative is being managed by an internal staff and is scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies which may impact the Company's operations will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.


CERTAIN IMPORTANT FACTORS

There are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals include the following:

- MARKET ACCEPTANCE OF THE SENSICATH SYSTEM. The Company's future revenues will depend on market acceptance of the SensiCath System and the CapnoProbe product. The Company will need to demonstrate to health care professionals, hospital administrators and third-party payors the accuracy, reliability, ease of use, safety and cost effectiveness of these products. In order to use these products, hospitals need to acquire the instrumentation, which may require capital expenditure approvals by the hospital.

- DEVELOPMENT AND COMMERCIALIZATION OF CAPNOPROBE. The Company's future success will depend, in part, on successful development and commercialization of the CapnoProbe product. Although this product is based on the Company's existing technology, the Company is in the early stages of developing prototypes and completing preliminary animal trials of the CapnoProbe product. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

- SALES BY INSTRUMENTATION LABORATORY. The Company's near term revenues will depend almost exclusively on sales of the Company's products by IL. Although IL is required to purchase sufficient quantities of products from the Company that will result in pre-established annual minimum revenues to the Company in order to maintain exclusivity, there can be no assurance that IL will achieve sufficient sales for the Company to substantially increase revenues or achieve profitability.

- MANUFACTURING AND SUPPLY. Although the Company has established and validated manufacturing processes, equipment and infrastructure to manufacture sensors in volumes that will be necessary to achieve significant revenues, the Company has limited experience in producing sensors at these volumes. A failure to successfully scale-up manufacturing of sensors could have a material adverse effect on the Company. Currently, the Company has only one supplier for the ABG Module, the OpticalCAM Monitor and certain other key components. Any disruption or delay in the supply of key components or instrumentation could have a material adverse effect on the Company.

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


PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein:

     (10.1) Patent License Agreement, dated July 20, 1998, between the Company and the Institute of Critical Care Medicine. (Confidential treatment has been requested with respect to designated portions contained in this document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

     (27)    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OPTICAL SENSORS INCORPORATED



Date   November 5, 1998                  -----------------------------------
                                                   /s/ Paulita LaPlante
                                                        President
                                              (Principal Executive Officer)


Date   November 5, 1998                  -----------------------------------
                                                  /s/ Wesley G. Peterson
                                         Chief Financial Officer, Vice President
                                         of Finance and Administration and
                                         Secretary (Principal Financial and
                                         Accounting Officer)