Form 10-K405
period 1998-12-31
OPTICAL SENSORS INC
filed 1999-03-26
CIK 907658

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

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 1, 1999, 8,841,123 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $11,720,041.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1999 Annual Meeting to be held May 6, 1999 (the "1999 Proxy Statement").

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

Item 1.        BUSINESS.

General

        Optical Sensors Incorporated (the "Company") has developed the SensiCath system, a patient-connected, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). ABG tests measure oxygen ("O2"), carbon dioxide ("CO2") and acid-base ("pH") in a sample of blood taken from a patient's artery. These tests, which are among the most frequently ordered and most urgently needed tests for critically ill and unstable patients, are the foremost indicators of the body's ability to absorb and use oxygen. Results of ABG tests provide a basis for medical treatment and intervention and are required to accurately regulate the patient's respiratory support system. The Company believes that the SensiCath System is the first ABG analyzer to be integrated into both an arterial pressure monitoring line and a critical care patient monitoring system. The SensiCath System utilizes a disposable, fiberoptic sensor device (the "SensiCath Sensor") connected to a small modular instrument (the "ABG Module") that is part of the Company's OpticalCAM instrumentation ("OpticalCAM"). The SensiCath System is able to either stand alone or interface with various monitoring platforms. Because of the need to conserve resources, in January 1999, the Company suspended direct sales activity of the SensiCath System and reduced associated expenses.

        In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine ("ICCM"), headed by distinguished intensive care medicine specialist Max Harry Weil, M.D., Ph D. The license agreement provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents to use the Company's technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. Generalized inadequacy of tissue perfusion is the hallmark of clinical shock. Diagnosis of shock may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion and is in early shock. The Company is currently developing the CapnoProbe SL, which is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth - a sensitive measure that can indicate early clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. According to the Wilkerson Group, a leading market research organization, the U.S. market potential for the CapnoProbe is more than $300 million in the emergency department and intensive care markets alone. In December 1998, the Company filed a 510(k) for FDA clearance of the CapnoProbe SL as a Class II medical device. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company projects that the product will be available for commercialization in the first quarter of 2000.

        In October 1998, the Company implemented a strategic plan to focus its corporate resources on development and commercialization of the CapnoProbe and initiated a workforce reduction of approximately twenty percent. The Company continued its plan to focus on the CapnoProbe in January 1999 by further reducing its workforce, suspending direct sales activity of the SensiCath System and reducing associated expenses. The Company currently has approximately 30 full-time and two part-time employees. In January 1999, the Company also announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company also exercised its right to convert Instrumentation Laboratory Company ("IL") to a non-exclusive distributor of the SensiCath System in January 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

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

The CapnoProbe

        The CapnoProbe SL is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO2 of the mucous membrane in the mouth - a sensitive measure that can indicate early clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. According to the Wilkerson Group, a leading market research organization, the U.S. market potential for the CapnoProbe is more than $300 million in the emergency department and intensive care markets alone. In December 1998, the Company filed a 510(k) for FDA clearance of the CapnoProbe SL as a Class II medical device. The CapnoProbe SL's disposable CO2 probe is self-calibrating and is planned to provide CO2 readings in less than one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument will be portable, rugged and battery operated. The Company is using its proven designs from its existing OpticalCAM blood analyte monitor and the CO2 component of its SensiCath blood gas sensor to reduce technical risk in the program and to speed development to market. No new research is required for the product and all milestones to commercialization are engineering related. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States.

Sales and Marketing

        During 1998, the Company's principal distribution channel for its products was through IL. In January 1998, the Company entered into an agreement with IL for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL was required to purchase sufficient quantities of products from the Company that would result in preestablished annual minimum revenues to the Company. IL failed to meet the quota requirements for 1998, and, accordingly, the Company exercised its right to convert IL's exclusive right to a non-exclusive right in January 1999. During 1998, the Company also maintained a sales and marketing staff. In January 1999, the Company suspended sales activity of the SensiCath system and reduced expenses and personnel (including sales and marketing personnel) in order to concentrate its resources on the CapnoProbe. The Company does not expect meaningful sales of the SensiCath System in the future.

        The Company is currently working with Volpe Brown Whelan & Company, LLC to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. One of the strategic alternatives could include a distribution partner for the CapnoProbe.

Research and Development

        The Company's research and development staff is currently focusing on the design and development of the CapnoProbe technology. There can be no assurance that the Company will be able to successfully develop the CapnoProbe product on a timely basis or at all. During 1998, the Company's research and development activities related to improvements to the SensiCath System, including modifications to reduce set-up and calibration time for the system, design and analysis of new sensors to measure additional blood analytes and design of cost reduction programs. The Company's research and development expenses for the fiscal years ended December 31, 1998, 1997 and 1996 were $4,248,029, $4,975,037 and $5,632,458, respectively. The Company anticipates that it will continue to spend significant amounts on research and development activities for the foreseeable future.

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

        The Company has not yet established commercial manufacturing for the CapnoProbe.

Competition

        Competition in the medical device industry in general and the ABG analyzer market in particular is intense and expected to increase. The Company believes that the principal competitive factors for ABG analyzers and monitors are accuracy, rapid results, cost-effectiveness, integration with bedside monitors, reduction of blood loss and exposure, and price. Several other point-of-care or near-patient blood gas testing manufacturers have commercially available products, including AVL Scientific Corp., i-STAT Corporation, Diametrics Medical, Inc., SenDx Medical Inc. and VIA Medical, Inc. In addition, some manufacturers of laboratory equipment are marketing "mobile" versions of traditional blood gas testing equipment. The Company also expects that manufacturers of central and satellite laboratory testing equipment will compete to maintain their revenues and market share. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for ABG analysis.

        To the Company's knowledge, there are no commercially available products that would be directly competitive with the CapnoProbe. Indirect competition is seen in The Datex-Ohmeda (Instrumentarian Corporation) TONOCAP system. This product measures CO2 in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making this a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO2 as a method of diagnosing shock since there is evidence that if elevated CO2 cannot be reversed within six to twenty four hours, aggressive treatment will not be effective.

Patents and Proprietary Rights

        The Company seeks to protect technology, inventions and improvements that it considers important through the use of patents and trade secrets. The Company currently holds 17 U.S. patents and has filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that the Company's patents will provide competitive advantages for the Company's products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any pending patent applications will issue. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company's inventions.

        In July 1998, the Company entered into a patent license agreement with the ICCM, which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents to use the Company's technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product being developed by the Company is expected to be subject to royalties under the license agreement. The Company is obligated to pay ICCM a minimum annual royalty of $300,000 for five years in order to maintain exclusivity. The Company may elect, on one years' written notice, not to make the annual minimum royalty payment of $300,000, but ICCM would have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. The Company is also obligated to meet certain product development milestones under the license agreement.

        While the Company does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that the Company does not infringe any patents or other proprietary rights held by third parties. If an infringement claim was made, the costs incurred to defend the claim could be substantial and adversely affect the Company, even if the Company were ultimately successful in defending the claim. If the Company's products were found to infringe any proprietary right of a third party, the Company could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights held by the Company, or to protect trade secrets or techniques owned by the Company. Any such claims or litigation could result in substantial costs and diversion of effort by management of the Company.

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

        SensiCath(R),OpticalCAM(TM), and CapnoProbe(TM) are trademarks of the Company.

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

        The Company has received 510(k) clearance to market the SensiCath System and the OpticalCAM monitor from the FDA. In December 1998, the Company submitted a 510(k) for the

CapnoProbe, but has not yet received clearance to market. There can be no assurance that this or any other future 510(k) submissions will be cleared by the FDA on a timely basis, if at all.

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

Employees

        The Company currently has approximately 30 full-time and two part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Item 2.        PROPERTIES.

        The Company's facilities are located at 7615 Golden Triangle Drive, Minneapolis, Minnesota, and consist of approximately 23,364 square feet. The Company leases these facilities pursuant to a lease that expires on November 30, 1999. The lease provides for rent of approximately $20,800 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company believes it will be able to renew this lease if necessary.

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

Item 4a.       EXECUTIVE OFFICERS OF THE COMPANY.

        The executive officers of the Company, their ages and the offices held, as of March 1, 1999, are as follows:

        Name           Age           Title
-------------------   ----    -------------------------------------

Paulita M. LaPlante     41    President and Chief Executive Officer

Byron (Buzz) Moran      56    General Manager, Non-Invasive Systems

Wesley G. Peterson      51    Chief Financial Officer, Vice President of Finance
                              and Administration and Secretary

Victor Kimball          35    Vice President, Strategic Planning and Product
                              Development

James H. Quackenbush    40    Vice President, Manufacturing and Operations


        Information regarding the business experience of the executive officers of the Company is set forth below.

        Paulita M. LaPlante has been the President and a Director of the Company since September 1998 and Chief Executive Officer of the Company since December 1998. From June 1994 to September 1998, Ms. LaPlante served as the Company's Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as the Company's interim Vice President of Research and Development from January 1994 to September 1994. From 1986 to April 1992, Ms. LaPlante held a variety of positions with American Medical Systems, Inc., including Manager for Prostate Products, Manager of New Business Development and Manager of Worldwide Technical Training.

        Byron (Buzz) Moran has been the Company's General Manager, Non-Invasive Systems since December 1998 and from September 1994 to December 1998 was the Company's Vice President of Research and Development and Operations. From January 1985 to August 1994, Mr. Moran held several management positions, including Vice President and General Manager and Vice President of Research and Development, for Spectramed Incorporated, a medical device manufacturer which is a subsidiary of British Oxygen Corporation.

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

        Victor Kimball has been the Company's Vice President, Strategic Planning and Product Development since December 1998. From June 1997 to October 1998, Mr. Kimball was Director of Engineering and Business Development and from January 1995 to June 1997, he was Director of

Engineering. From June 1992 to January 1995 he was Engineering Manager of the Company. From June 1983 to June 1992, Mr. Kimball was an Engineer for TSI Inc. but most recently an Engineer Manager.

        James H. Quackenbush has been the Company's Vice President since June 1998. From October 1992 to June 1998, Mr. Quackenbush was Director a Manufacturing and Operations of the Company. From 1989 to October 1992, he served as Senior Manufacturing Engineer and Manager of Stent Operations of Schneider (USA), Inc., a former subsidiary of Pfizer, Inc.
which develops and manufactures cardiology products.

                                     PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

        The common stock of Optical Sensors Incorporated has been traded on The Nasdaq National Market, under the symbol OPSI, since the Company's initial public offering on February 14, 1996. The following table sets forth the high and low closing prices for the Company's common stock, as reported by the Nasdaq National Market, for the periods indicated:

                  Quarter Ended          High          Low
                --------------         -------        ------

                March 31, 1998          $6.000        $4.625
                June 30, 1998            5.125         3.500
                September 30, 1998       4.125         1.000
                December 31, 1998        1.875          .906

                March 31, 1997         $11.500        $7.500
                June 30, 1997            8.750         4.500
                September 30, 1997       7.375         4.500
                December 31, 1997        8.000         4.500

        The foregoing prices reflect inter-dealer prices, without dealer markup, mark-down or commissions, and may not represent actual transactions.

        As of March 22, 1999, the Company had 238 stockholders of record of its common stock and an estimated 2,700 beneficial holders whose shares were registered in the names of nominees.

        Optical Sensors Incorporated has never paid any cash dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6.        SELECTED FINANCIAL DATA.

                                             Years Ended December 31,
                             --------------------------------------------------------
                               1998        1997        1996        1995        1994
                             --------    --------    --------    --------    --------
                                       (in thousands, except per share data)
                             ---------------------------------------------------------
STATEMENTS OF OPERATIONS DATA
Net sales                    $  1,019    $    141    $    163    $   --      $   --
Operating expenses             10,533      10,472       9,734       8,249       6,463
Loss from operations          (12,420)    (12,527)    (10,941)     (8,249)     (6,463)
Interest income, net              628       1,193       1,555         118         183
Net loss                     $(11,817)   $(11,333)   $ (9,385)   $ (8,131)   $ (6,280)
Net loss per common share,
  basic and diluted          $  (1.34)   $  (1.35)   $  (1.30)   $ (19.27)   $ (21.88)

                                                    December 31,
                             --------------------------------------------------------
                               1998        1997        1996        1995        1994
                             --------    --------    --------    --------    --------
                                                  (in thousands)
                             --------------------------------------------------------
BALANCE SHEET DATA
Cash and cash equivalents    $  8,080    $ 17,101    $ 30,135    $  5,395    $  2,851
Working capital                 9,103      18,220      30,039       5,242       2,363
Total assets                   12,565      21,626      32,369       6,367       3,582
Long-term obligations             495         472        --          --          --
Total shareholders' equity     10,984      20,157      31,050       5,778       2,987


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Result of Operations

Fiscal Years Ended December 31, 1998 and 1997

        Net sales were $1,018,864 and $140,936 for 1998 and 1997, respectively. Sales in 1997 were adversely affected by a recall of the SensiCath initiated by the Company in May 1997 because of an interference problem with a certain portion of the critical care patient population. In December 1997, the Company introduced an enhanced version of its SensiCath Sensor that solved the inference problems, accounting for the sales increase in 1998. In 1998, approximately 26% of net sales were from the sale of SensiCath Sensors, and approximately 74% of net sales were from the placement of OpticalCAM instrumentation. In January 1999, the Company discontinued direct sales activities of the SensiCath System in order to focus its resources on development of the CapnoProbe product. Accordingly, the Company does not expect meaningful sales of the SensiCath System in the future.

        Costs of products sold were $2,905,506 and $2,195,714 in 1998 and 1997, respectively, an increase of $709,792 in 1998. The increase in 1998 is the result of higher sales and manufacturing levels. A total of $446,000 in 1997 represented a write-down of OpticalCAM inventories to estimated market value. The amount of the write-down reflected the difference between the Company's estimated net realizable value based on the future selling price to its customers of the OpticalCAM System and the cost of inventories on hand or on order at the end of 1997. Under the agreement between the Company and IL, the Company has agreed to sell OpticalCAM instrumentation to IL at the lower of the Company's direct cost of manufacturing or previously scheduled amounts. Accordingly, the Company does not expect to generate any gross margin from the sale of OpticalCAM instrumentation in future periods. The Company expects that spending in this area in 1999 will be reduced by approximately one third due to the decline in sales activities. The remaining anticipated costs consist of fixed overhead expenses and personnel and other resources will be re-directed towards development of the CapnoProbe product.

        Research and development expenses were $4,248,029 and $4,975,037 in 1998 and 1997, respectively, a decrease of $727,008, or 15% in 1998. Research and development expenses in 1997 included a $500,000 payment to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement. No comparable payments occurred in 1998. In 1998 the Company's research and development efforts were directed primarily towards SensiCath System improvements. Towards the end of 1998, research and development efforts were directed increasingly towards development of the CapnoProbe product. The Company anticipates that research and development expenses will continue to decline in 1999 by approximately an additional 15%, primarily due to a reduction in personnel. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 1999. The minimum royalty payments will be recorded as research and development expenses because no CapnoProbe sales are anticipated in 1999. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. However, the Company does not currently expect to have any commercial sales of the CapnoProbe in 1999. Under the previously disclosed agreement with Marquette Medical Systems, the Company is obligated to make a final payment of $500,000 if Marquette sells certain minimum quantities of ABG Modules. Based on past performance, the Company does not expect Marquette to accomplish these sales in the foreseeable future.

        Selling, general and administrative expenses were $6,284,904 and $5,496,772 in 1998 and 1997, respectively, an increase of $788,132, or 14%, in 1998. The increase is attributable primarily to increased sales activities in 1998. The Company's administrative expenses were essentially unchanged in 1998 from the prior year. In January 1999, the Company discontinued direct sales activities. Accordingly, the Company expects selling, general and administrative expenses to decrease by up to 50% in 1999, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company.

        Net interest income decreased $618,318 to $628,344 in 1998 from $1,246,662 in 1997, due to declining cash reserves resulting from negative cash flows.

        The Company incurred a net loss of $11,817,330 in 1998 compared to a net loss of $11,333,358 in 1997. Since inception, the Company has incurred a cumulative net loss of $58,366,050. The increase in net loss in 1998 was primarily due to the decrease in net interest income described above. Increased spending in selling expenses were offset by reductions in other areas. The Company anticipates that its operating losses will continue for the foreseeable future.

Fiscal Years Ended December 31, 1997 and 1996

        Net sales were $140,936 and $163,068 for 1997 and 1996, respectively. Sales in 1997 were adversely affected by the Company's action in May of 1997 to voluntarily recall the SensiCath. The Company completed a number of significant product enhancements in the second half of 1997 and began commercial distribution of the enhanced sensor in December 1997. In 1997, approximately 64% of net sales were from the sale of SensiCath Sensors, and approximately 36% of net sales were from the placement of OpticalCAM instrumentation. Sales in 1996 were primarily from sensors purchased by customers and third parties for evaluation purposes. The Company did not have any instrument sales in 1996.

        Costs of products sold were $2,195,714 and $1,369,221 in 1997 and 1996, respectively, an increase of $826,493. A total of $446,000 of the increase for 1997 represented a write-down of OpticalCAM inventories to estimated market value. The major component of cost of products sold for 1997 and the primary reason for the increase from 1996 to 1997, excluding the inventory write-down, was manufacturing infrastructure costs necessary for anticipated future sales levels, which was established to its current level in the latter part of 1996.

        Research and development expenses were $4,975,037 and $5,632,458 in 1997 and 1996, respectively, a decrease of $657,421, or 12% in 1997. The Company completed development of the OpticalCAM in late 1996, which was a significant component of research and development expense in 1996 that did not recur in 1997, and the Company spent less on clinical research activities during 1997 as the SensiCath System reached development maturity. These two factors accounted for the majority of the decrease in research and development expenses. Research and development expenses also included payments to Marquette Medical Systems under a previously disclosed technology purchase agreement of $500,000 and $553,250 in 1997 and 1996, respectively.

        Selling, general and administrative expenses were $5,496,772 and $4,102,147 in 1997 and 1996, respectively, an increase of $1,394,625, or 34%, in
1997. The increase is attributable primarily to organizational expansion of sales and marketing and product positioning activities beginning the latter half of 1996. During late 1996, the Company completed the initial hiring of its sales and marketing staff to support product positioning and initial product launch activities. Salaries and benefits for the expanded sales and marketing staff and travel expenses related to their activities and depreciation for OpticalCAM demonstration units accounted for a significant portion of the increase in selling, general and administrative expenses in 1997. The Company's administrative expenses decreased slightly in 1997 from the prior year.

        Net interest income decreased $308,824 to $1,246,662 in 1997 from $1,555,486 in 1996, due to declining cash reserves resulting from negative cash flows.

        The Company incurred a net loss of $11,333,358 in 1997 compared to a net loss of $9,385,272 in 1996. Since inception, the Company has incurred a cumulative net loss of $46,548,720. The increase in net loss in 1997 was primarily due to the increase in operating expenses described above. The Company anticipates that its operating losses will continue for the foreseeable future.

Liquidity and Capital Resources

        To date, the Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock to IL, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share (which is equal to the closing market price on the date before signing of the agreement) for a total price of $2,206,015. The proceeds from the sales of stock have been used to fund costs of producing products and for the operating expenses described above and capital expenditures described below. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

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

        The Company's cash and cash equivalents were $8,079,871 and $17,101,130 at December 31, 1998 and 1997, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures of $10,782,956 for operations and $491,929 for capital expenditures in 1998. In addition, the Company acquired equipment and tooling under capital leases for a total of $338,061 in 1998. The capital equipment expenditures were principally for the acquisition of manufacturing, research and development and marketing promotional equipment. A substantial portion of the inventory level at December 31, 1998 consisted of key components and ABG Modules and OpticalCAM monitors for which the Company relies on sole suppliers.

        As of December 31, 1998, the Company had no material commitments outstanding for tooling and equipment. The Company has contracts to purchase minimum quantities of instrumentation and other sole source inventory items with an outstanding aggregate commitment of approximately $900,000 in 1999 and 2000.

        The Company believes that sufficient liquidity is available to satisfy its operating needs through 1999. However, the Company anticipates that additional funding will be necessary to continue operations past 1999.

Year 2000 Software Performance Exposure

        The Company has determined that the software embedded in the ABG Modules is Year 2000 compliant and that its major internal information technology systems are Year 2000 compliant. The Company has ancillary software programs which may not be Year 2000 compliant. Should any of these programs require replacement, the Company anticipates that the total cost will not exceed $50,000. The Company does not believe this amount nor any impact on ongoing information technology projects will have any material affect on its ongoing operations. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. For those vendors that have not yet certified year 2000 compliance and which are sole suppliers of critical product components, the Company plans to have sufficient inventories on hand at the end of 1999 to support its needs for at least six months. For the Company's distributor, the Company has the ability to ship product directly to the end customer and to invoice and collect receivables should it be necessary to do so. The Company's Year 2000 initiative is being managed by an internal staff. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies which may impact the Company's operations will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

Certain Important Factors

        In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

o Development and Commercialization of CapnoProbe. The Company's future success will depend, in part, on successful development and commercialization of the CapnoProbe product. Although this product is based on the Company's existing technology, the Company is in the later stages of developing and testing prototypes and is currently engaged human clinical trials of the CapnoProbe product. The Company has set up one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company projects that the product will be available for commercialization in the first quarter of 2000. The Company has not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

o Completion of Corporate Alliance or Business Combination. In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company's future success will depend on its ability to complete such a strategic transaction.

o Competition. Competition among medical device companies is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

o Regulatory Approvals. The Company's ability to market its current products and any products that it may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that the Company will be able to maintain or obtain necessary regulatory approvals and clearances in the future.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not Applicable.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Financial Statements and Independent Auditors' Report thereon on pages 18 to 37 of this Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        (a)    Directors, Executive Officers, Promoters and Control Persons

        The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

        (b)    Section 16(a) Beneficial Ownership Reporting Compliance

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 11.       EXECUTIVE COMPENSATION.

        The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information under the caption "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    1.     Financial Statements.

               The following Financial Statements of the Company are set forth herein:

               Financial Statements:                                     Page:
               ---------------------                                     -----

               Report of Independent Auditors.........................    18

               Balance Sheets as of December 31, 1998 and 1997........    19

               Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996.......................    20

               Statement of Shareholders' Equity for the years ended
               December 31, 1998, 1997 and 1996....................... 21-22

               Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996.......................    23

               Notes to Financial Statements.......................... 24-37

               2.     Financial Statement Schedules.

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

               3.     Exhibits

               The exhibits to this Report are listed in the Exhibit Index on pages 39 to 43 below.

                A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 22, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

                The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 13(a):

                A. 1989 Omnibus Stock Option Plan, as amended.

                B. 1991 Stock Option Plan, as amended.

                C. 1993 Stock Option Plan, as amended.

                D. Form of Non-Statutory Stock Option Agreement for Nonemployees
                   pursuant to 1993 Stock Option Plan.

                E. Form of Non-Statutory Stock Option Agreement for Nonemployee
                   Directors pursuant to 1993 Stock Option Plan.

                F. Form of Incentive Stock Option Agreement for Employees
                   pursuant to 1993 Stock Option Plan.

                G. Employee Stock Purchase Plan.

                H. Executive Management Change in Control Severance Pay Plan.

                I. Amendment No. 1 to Executive Management Change in Control
                   Severance Pay Plan.

                J. Key Employee Change in Control Severance Pay Plan.

                K. Board Advisory Agreement between the Company and Sam B.
                   Humphries.

                L. Letter Agreement between the Company and Sam B. Humphries.

        (b)     Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

                         Report of Independent Auditors


Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheets of Optical Sensors Incorporated as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 12, 1999

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                    December 31
                                                                1998            1997
                                                            ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                $  8,079,871    $ 17,101,130
   Accounts receivable                                           162,858          27,100
   Inventories                                                 1,846,294       2,017,497
   Prepaid expenses and other current assets                      99,610          70,491
                                                            ----------------------------
Total current assets                                          10,188,633      19,216,218

Property and equipment:
   Leased equipment                                            1,017,953         679,892
   Research and development equipment                            740,444         594,542
   Leasehold improvements                                        339,614         259,172
   Furniture and equipment                                       148,621         109,214
   Marketing equipment                                         1,004,840         986,483
   Production equipment                                          460,118         259,363
                                                            ----------------------------
                                                               3,711,590       2,888,666
   Less accumulated depreciation                              (1,866,074)       (974,887)
                                                            ----------------------------
                                                               1,845,516       1,913,779
Other assets:
   Patents, net                                                  513,547         434,752
   Other assets                                                   16,833          60,785
                                                            ----------------------------
                                                                 530,380         495,537
                                                            ----------------------------
Total assets                                                $ 12,564,529    $ 21,625,534
                                                            ============================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                         $    353,563    $    437,039
   Employee compensation                                         441,917         404,513
   Other liabilities and accrued expenses                         29,714           2,154
   Obligations under capital lease, current portion              260,319         152,756
                                                            ----------------------------
Total current liabilities                                      1,085,513         996,462

Obligations under capital lease, less current portion            494,909         472,206

Shareholders' equity:
   Preferred Stock, par value $.01 per share
     Authorized shares - 5,000,000                                  --              --
   Common Stock, par value $.01 per share:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 1998--8,829,401;
       1997--8,400,554                                            88,294          84,006
   Additional paid-in capital                                 69,317,467      67,088,370
   Accumulated deficit                                       (58,366,050)    (46,548,720)
   Deferred compensation                                         (55,604)       (221,790)
   Note receivable from officer                                     --          (245,000)
                                                            ----------------------------
Total shareholders' equity                                    10,984,107      20,156,866
                                                            ----------------------------
Total liabilities and shareholders' equity                  $ 12,564,529    $ 21,625,534
                                                            ============================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations

                                                                Year ended December 31
                                                         1998            1997            1996
                                                    --------------------------------------------
Net sales                                           $  1,018,864     $   140,936     $   163,068
Cost of goods sold                                    (2,905,566)     (2,195,714)     (1,369,221)
                                                    --------------------------------------------
Gross margin                                          (1,886,702)     (2,054,778)     (1,206,153)

Operating expenses:
   Research and development                            4,248,029       4,975,037       5,632,458
   Selling, general and administrative                 6,284,904       5,496,772       4,102,147
                                                    --------------------------------------------
Total operating expenses                              10,532,933      10,471,809       9,734,605
                                                    --------------------------------------------

Operating loss                                       (12,419,635)    (12,526,587)    (10,940,758)

Interest expense                                         (95,043)        (21,143)           --
Interest income                                          723,387       1,267,805       1,555,486
Other expense                                            (26,039)        (53,433)           --
                                                    --------------------------------------------
                                                         602,305       1,193,229       1,555,486
                                                    --------------------------------------------
Net loss                                            $(11,817,330)   $(11,333,358)    $(9,385,272)
                                                    ============================================

Net loss per common share:
   Basic and diluted                                $      (1.34)   $      (1.35)    $     (1.30)

Shares used in calculation of net loss per share:
     Basic and diluted                                 8,819,000       8,375,000       7,222,000


See accompanying notes.

                          Optical Sensors Incorporated

                        Statement of Shareholders' Equity

                          Year ended December 31, 1998

                                        Series A               Series B                Series C              Series D
                                       Convertible            Convertible            Convertible            Convertible
                                     Preferred Stock        Preferred Stock        Preferred Stock        Preferred Stock
                                  -------------------------------------------------------------------------------------------
                                    Shares      Amount     Shares      Amount     Shares     Amount      Shares     Amount
                                  -------------------------------------------------------------------------------------------
Balance at December 31, 1995         113,223   $ 1,133     656,577     $ 6,566    1,416,008  $ 14,159   2,210,828   $ 22,109
Issuance of Common Stock in
   conjunction with public
   offering, net of expenses of
   $3,459,218                              -         -            -          -            -         -           -          -
Conversion of Preferred Stock in
   conjunction with public
   offering                         (113,223)   (1,133)    (656,577)    (6,566)  (1,416,008)  (14,159) (2,210,828)   (22,109)
Issuance of Common Stock upon
   exercise of options and
   warrants                                -         -            -          -            -         -           -          -
Value assigned to warrants in
   connection with debt and lease
   financing                               -         -            -          -            -         -           -          -
Amortization of deferred
   compensation                            -         -            -          -            -         -           -          -
Net loss                                   -         -            -          -            -         -           -          -
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1996               -         -            -          -            -         -           -          -
Issuance of Common Stock upon
   exercise of options and
   warrants and employee stock
   purchase plan                           -         -            -          -            -         -           -          -
Value assigned to warrants in
   connection with debt and lease
   financing                               -         -            -          -            -         -           -          -
Amortization of deferred
   compensation                            -         -            -          -            -         -           -          -
Net loss                                   -         -            -          -            -         -           -          -
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1997               -         -            -          -            -         -           -          -
Issuance of Common Stock in
   connection with private
   placement                               -         -            -          -            -         -           -          -
Issuance of Common Stock upon
   exercise of options and
   warrants and employee stock
   purchase plan                           -         -            -          -            -         -           -          -
Value assigned to warrants in
   connection with debt and lease
   financing                               -         -            -          -            -         -           -          -
Forfeiture of Common Stock                 -         -            -          -            -         -           -          -
Payment on note receivable                 -         -            -          -            -         -           -          -
Amortization of deferred
   compensation                            -         -            -          -            -         -           -          -
Net loss                                   -         -            -          -            -         -           -          -
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1998               -   $     -            -    $     -            -  $       -          -   $       -
                                  ============================================================================================

See accompanying notes.

          Series E
         Convertible                                                                                    Note
       Preferred Stock               Common Stock          Additional                                Receivable
----------------------------------------------------------  Paid-in      Accumulated     Deferred       from
    Shares         Amount        Shares        Amount       Capital        Deficit     Compensation    Officer       Total
------------------------------------------------------------------------------------------------------------------------------
    370,338         $3,703        610,443     $  6,105    $32,970,358    $(25,830,090)  $(1,171,226)   $(245,000) $  5,777,817


          -              -      2,875,000       28,750     33,887,032               -             -            -    33,915,782

   (370,338)        (3,703)     4,766,974       47,670              -               -             -            -             -

          -              -         89,080          890         98,856               -             -            -        99,746


          -              -              -            -         18,099               -                          -        18,099

          -              -              -            -              -               -       623,452            -       623,452
          -              -              -            -              -      (9,385,272)            -            -    (9,385,272)
------------------------------------------------------------------------------------------------------------------------------
          -              -      8,341,497       83,415     66,974,345     (35,215,362)     (547,774)    (245,000)   31,049,624


          -              -         59,057          591         97,093               -             -            -        97,684


          -              -              -            -         16,932               -             -            -        16,932

          -              -              -            -              -               -       325,984            -       325,984
          -              -              -            -              -     (11,333,358)            -            -   (11,333,358)
------------------------------------------------------------------------------------------------------------------------------
          -              -      8,400,554       84,006     67,088,370     (46,548,720)     (221,790)    (245,000)   20,156,866

          -              -        441,203        4,412      2,192,779               -             -            -     2,197,191


          -              -         28,477          284         55,696               -             -            -        55,980


          -              -              -            -         16,964               -             -            -        16,964
          -              -        (40,833)        (408)       (36,342)              -             -       36,750             -
          -              -              -            -              -               -             -      208,250       208,250

          -              -              -            -              -               -       166,186            -       166,186
          -              -              -            -              -     (11,817,330)            -            -   (11,817,330)
------------------------------------------------------------------------------------------------------------------------------
          -      $       -      8,829,401      $88,294    $69,317,467    $(58,366,050)  $   (55,604)   $       -  $ 10,984,107
==============================================================================================================================

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                                                   Year ended December 31
                                                            1998            1997            1996
                                                        --------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $(11,817,330)   $(11,333,358)   $ (9,385,272)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization                              1,059,306         510,537         124,452
Deferred compensation amortization                           166,186         325,984         623,452
Writedown of inventories                                        --           445,706            --
Amortization of warrants in connection with debt and
   lease financing                                            16,964          16,932          18,099
Changes in operating assets and liabilities:
   Receivables                                              (135,758)         63,940         (91,040)
   Inventories                                                62,253      (1,531,286)       (931,917)
   Prepaid expenses and other assets                        (116,065)         28,085         132,602
   Accounts payable and accrued expenses                     (18,512)       (475,867)        730,259
                                                        --------------------------------------------
Net cash used in operating activities                    (10,782,956)    (11,949,327)     (8,779,365)

INVESTING ACTIVITIES
Purchases of property, plant and equipment (net)            (491,929)     (1,127,097)       (496,084)
                                                        --------------------------------------------
Net cash used in investing activities                       (491,929)     (1,127,097)       (496,084)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                 2,253,171          97,684      34,015,528
Proceeds from note receivable                                208,250            --              --
Payments on obligations under capital leases                (207,795)        (54,930)           --
                                                        --------------------------------------------
Net cash provided by financing activities                  2,253,626          42,754      34,015,528
                                                        --------------------------------------------

Increase (decrease) in cash and cash equivalents          (9,021,259)    (13,033,670)     24,740,079
Cash and cash equivalents at beginning of year            17,101,130      30,134,800       5,394,721
                                                        --------------------------------------------
Cash and cash equivalents at end of year                $  8,079,871    $ 17,101,130    $ 30,134,800
                                                        ============================================

Supplementary Disclosure of Non-Cash Transactions: In 1998, the Company received 40,833 forfeited shares of Common Stock and forgave $36,750 on the note receivable from officer. The Company also acquired property and equipment of $338,061 and $679,892 under capital lease obligations during the year ended December 31, 1998 and 1997, respectively.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 1998

1. Business Activity

Optical Sensors Incorporated (the Company) is engaged in developing, manufacturing and marketing fiberoptic chemical sensors used in the monitoring of key physiologic parameters for medically unstable patients. The Company was incorporated on May 23, 1989 and reincorporated in Delaware on January 4, 1996. Prior to 1998 the Company was considered a development stage company.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of commercial paper and municipal bonds. The market value of investments is based on quoted market prices and approximates cost.

Inventories

Inventories, consisting principally of finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the asset. Equipment under capital leases is depreciated over the lease term.

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. The carrying value of a patent will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that patent cost will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the patent will be reduced by the estimated shortfall of cash flows.

                          Optical Sensors Incorporated

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Accounting for Long-Lived Assets

The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                          Optical Sensors Incorporated

2. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are charged to operations in the year incurred. The amounts in 1998, 1997 and 1996 were not material.

Net Loss Per Share

The net loss per share has been computed in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, Earnings Per Share. The basic and diluted per share amounts are the same.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform with the current year presentation.

3. Private Label Reseller Agreement

In January 1998, the Company entered into an agreement with Instrumentation Laboratory Company (IL) for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM Instruments. IL would market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM. The Company agreed to supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company also agreed to supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retained the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. IL is required to purchase sufficient quantities of products from the Company under the agreement that will result in preestablished annual minimum revenues to the Company. During 1998, IL did not achieve the quota requirements and the Company has exercised its right to convert IL's exclusive right to a non-exclusive right.

                          Optical Sensors Incorporated

4. Common Stock

In January 1998, the Company sold 441,203 shares of Common Stock to Instrumentation Laboratory Company (IL) at a price of $5.00 per share that resulted in proceeds of $2,197,191, net of expenses related to the sale. The Company granted IL and its affiliates certain preemptive rights to participate in future sales of equity securities by the Company, and certain demand and incidental registration rights under a registration rights agreement previously entered into by the Company and shareholders that purchased shares of stock in private transactions prior to the Company's initial public offering in February 1996. IL was prohibited from selling or otherwise transferring its shares of Common Stock for a period of one year, except to an affiliate or pursuant to the exercise of its registration rights. IL and its affiliates are also subject to certain stand still provisions for a period of five years that prohibit them from (a) acquiring more than 5.0% of the Company's outstanding Common Stock, (b) entering into a voting agreement with respect to the shares IL purchased from the Company, (c) participating in any proxy solicitation or becoming a participant in an election contest, or (d) joining a group for the purpose of acquiring, holding, voting or disposing of shares of Common Stock.

In February 1996, the Company completed an initial public offering of Common Stock in which it sold 2,875,000 shares of Common Stock, resulting in net proceeds of $33,915,782. Upon completion of the Company's initial public offering of Common Stock, all shares of outstanding Convertible Preferred Stock were converted into 4,766,974 shares of Common Stock.

Shareholder Rights Plan

In December 1996, the Company's Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right (the "Right") for each outstanding share of Common Stock. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of Series A Junior Preferred Stock for $90. The rights become exercisable if a person or group acquires 15 percent or more of the Company's outstanding Common Stock, subject to certain exceptions. If a person or group acquires 15 percent or more of the Company's outstanding Common Stock, subject to certain exceptions, each right will entitle its holder to buy Common Stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $.001 per Right at any time before, or, in certain circumstances, within 10 days (subject to extension)

                          Optical Sensors Incorporated

4. Common Stock (continued)

following the announcement that a person has acquired 15 percent or more of the Company's outstanding Common Stock. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

In connection with the adoption of the Shareholder Rights Plan, the Company authorized 250,000 shares of Series A Junior Preferred Stock (the "Preferred Stock"). Subject to the rights of holders of any Senior Securities, if any, holders of the Preferred Stock are entitled to quarterly dividends, when, as and if declared by the Board of Directors, in the amount of one thousand times the aggregate per share amount of dividends paid to Common Stock shareholders. Each Preferred Stock share is entitled to one thousand votes on all matters submitted to a vote of the shareholders of the Company. The Preferred Stock has liquidation preference over the Company's Common Stock. The liquidation rate on the Preferred Stock is the greater of (a) $1,000 per share plus accrued dividends, whether or not earned or declared, or (b) an amount equal to one thousand times the amount distributed to the Common Stock shareholders.

5. Convertible Preferred Stock

The Company had sold certain Series (A through E) of Convertible Preferred Stock beginning in 1991 and going through 1995. Upon completion of the Company's initial public offering of Common Stock, all shares of outstanding Convertible Preferred Stock were converted into 4,766,974 shares of Common Stock.

In conjunction with the sale of the Series C of Convertible Preferred Stock in 1993, the Company had issued warrants to a placement agent to purchase 79,869 shares of Common Stock at $7.38 per share. These warrants were exercised in 1997 resulting in 14,376 shares of Common Stock being issued in a "cashless" transaction.

Upon completion of the sale of the Series B Convertible Preferred Stock in 1992, the Series C Convertible Preferred Stock in 1993 and the Series D Convertible Preferred Stock in 1995, certain working capital bridge loans were canceled as payment for some of the shares. In consideration for making the loans, the Company issued warrants to the investors to purchase 24,076 shares of Common Stock at $9.00 per share (relating to the Series B), 26,871 shares of Common Stock at $12.60 per share (relating to the Series C) and 61,429 shares of Common Stock at $3.15 per share (relating to the Series D).

                          Optical Sensors Incorporated

5. Convertible Preferred Stock (continued)

At December 31, 1998, warrants to purchase 19,160 shares of Common Stock at $9.00 per share and 59,567 shares of Common Stock at $3.15 per share remain outstanding. All other warrants have expired or been exercised. The remaining warrants expire in 1999 and 2000.

6. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that expires on November 30, 1999. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $677,000, $870,000 and $921,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 1998 are as follows:

   Year ending December 31:

     1999                                                   $516,000
     2000                                                     54,000
     2001                                                     14,000
     2002                                                      8,000
                                                            --------
                                                            $592,000
                                                            ========

Certain of the operating leases contain end of the lease purchase options which have historically averaged 23% of the original cost of the equipment. Should the Company not be able to return assets under existing operating leases, the end of the lease purchase options could reach a total of approximately $190,000.

                          Optical Sensors Incorporated

6. Leases (continued)

In connection with the operating lease agreements, the Company has issued warrants to the leasing company to purchase 12,222 shares of Common Stock at $9.00 per share and 11,904 shares of Common Stock at $3.15 per share. These warrants expire in 2002 and 2005, respectively.

Capital Leases

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company is allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 1998 and 1997 were approximately $1,018,000 and $680,000, respectively, with a related obligation of $755,228 and $624,962 at December 31, 1998 and 1997, respectively. The term of each lease schedule under the agreement is 42 months with payments due the first of each month.

Future payments under capital leases are as follows:

   1999                                                $ 339,829
   2000                                                  372,366
   2001                                                  171,501
   Thereafter                                              4,949
                                                       ---------
                                                         888,645
   Less amount representing payment of interest         (133,417)
                                                       ---------
                                                         755,228

   Less current portion                                 (260,319)
                                                       ---------
   Long-term capital lease obligations                 $ 494,909
                                                       =========

The equipment lease agreement contains an "advance pay" provision that requires the Company to prepay an amount equal to soft costs (tooling, software, etc.) that exceed 25% of the total drawdown. If the Company makes no further draws under the lease, the prepayments required by the Company would be approximately $238,000.

                          Optical Sensors Incorporated

7. Income Taxes

At December 31, 1998, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $53,538,000 plus research and development tax credit carryforwards of approximately $1,556,000. These carryforwards are available to offset future taxable income through 2013.

As a result of the sales of Preferred Stock and additional shares of Common Stock, the Company has experienced a change in ownership under the net operating loss limitation rules. The use of losses, incurred through the change in ownership date, to offset future taxable income, will be limited during the carryforward period. The credits will also be subject to limitations under these same rules.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31
                                               1998           1997
                                           ----------------------------
Deferred tax assets:
  Net operating loss carryforwards         $ 18,800,000    $ 15,900,000
  Tax credit carryforwards                    1,556,000       1,000,000
  Deferred compensation on stock options        788,000         724,000
  Vacation accrual                               86,000          86,000
  Book over tax depreciation                    293,000         239,000
                                           ----------------------------
Total deferred tax assets                    21,523,000      17,949,000

Deferred tax liabilities:
  Other                                          33,000          33,000
                                           ----------------------------
Total deferred tax liabilities                   33,000          33,000
                                           ----------------------------
Net deferred tax assets                      21,490,000      17,916,000
Valuation allowance                         (21,490,000)    (17,916,000)
                                           ----------------------------
                                           $          -    $          -
                                           ============================

                          Optical Sensors Incorporated

8. Stock Options

The Company has three stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees and consultants of the Company. Option activity is summarized as follows:

                                                      Options       Weighted
                                                    Outstanding      Average
                                        Shares      -----------     Exercise
                                       Available       Total       Price Per
                                       for Grant       Shares        Share
                                     -----------------------------------------

Balance at December 31, 1995            308,674       704,798       $1.80
  Granted--incentive stock options     (151,650)      151,650        8.42
  Options canceled                       36,140       (36,140)       4.62
  Options exercised                        --         (86,300)        .94
                                     --------------------------
Balance at December 31, 1996            193,164       734,008        3.11
  Granted--incentive stock options     (148,205)      148,205        5.22
  Options canceled                       24,986       (24,986)       5.71
  Options exercised                        --         (40,032)       1.28
                                     --------------------------
Balance at December 31, 1997             69,945       817,195        3.50
  Additional shares reserved            699,464          --            --
  Granted--incentive stock options   (1,383,870)    1,383,870        2.75
  Options canceled                      695,573      (695,573)       5.57
  Options exercised                        --         (16,423)       1.39
                                     --------------------------
Balance at December 31, 1998             81,112     1,489,069       $1.84
                                     ==========================

The weighted average fair value of options granted is summarized as follows:

                                               1998       1997       1996
                                              ----------------------------

Stock price equals exercise price              $2.20      $3.02      $5.26
Stock price is greater than exercise price         -          -       5.41

                          Optical Sensors Incorporated

8. Stock Options (continued)

The exercise price of options outstanding at December 31, 1998 ranged from $.90 to $13.00 per share, as summarized in the following table:

                          Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------------------------------------------
                                    Weighted Average     Weighted Average                 Weighted Average
   Range of                          Exercise Price         Remaining                      Exercise Price
Exercise Price        Number           Per Share        Contractual Life      Number         Per Share
----------------------------------------------------------------------------------------------------------
$ .00 to   .90         388,258            $ .90             6.4 years         305,218          $ .90
 1.69 to  1.80         964,775             1.69             9.4 years           8,333           1.80
 2.70 to 13.00         136,036             5.64             6.0 years          96,790           6.07
                     ---------                              -------------------------
      Total          1,489,069            $1.84             8.3 years         410,341          $2.14
                     =========                              =========================

The number of options exercisable at December 31, 1998, 1997 and 1996 was 410,341, 349,646 and 239,784, respectively, at a weighted average exercise price per share of $2.14, $3.50 and $3.06, respectively.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1998          1997         1996
                                      ----------------------------------------

Expected stock price volatility          86%           75%          78%
Risk-free interest rate                  5.5%         6.5%          5.5%
Expected life of options              7.25 years     7 years      7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input

                          Optical Sensors Incorporated

8. Stock Options (continued)

assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                     1998         1997          1996
                                  ---------------------------------------

Pro forma net loss                $12,597,330   $11,714,634   $9,451,264
Pro forma, basic and diluted
  net loss per common share             $1.43         $1.40        $1.31

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.

Deferred Compensation

In August 1995, the Company recognized deferred compensation of $2,179,693. The amount represented the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of certain options over the aggregate exercise price of such options. The related options were those granted during the period June 17, 1995 through October 3, 1995 to purchase a total of 971,640 shares of Common Stock at exercises prices ranging from $.90 to $2.70 per share. The remaining unamortized deferred compensation of $55,605 is expected to be charged to operations in 1999.

9. Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine ("ICCM") which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company is obligated to pay ICCM minimum annual royalties of $300,000 (quarterly payments of $75,000 beginning with the quarter ended September 1998) for five years in order to maintain exclusivity. The Company may elect, on one

                          Optical Sensors Incorporated

9. Technology Agreements (continued)

year's written notice, not to make the annual minimum payment of $300,000 but ICCM would then have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company is also obligated to meet certain product development milestones under the license agreement.

In September 1995, the Company entered into an agreement with Marquette Medical Systems, Inc. ("Marquette") to acquire exclusive ownership of certain technology that had been jointly developed by the Company and Marquette. In consideration for the technology, the Company agreed to pay $2,000,000 payable as follows:
$500,000 upon execution of the agreement, $500,000 upon completion of the technology, $500,000 once the product has been sold and installed in 20 hospitals and $500,000 once the product has been sold and installed in an additional 50 hospitals. The Company also agreed to pay $50,000 per month for engineering and technical support from August 1, 1995 through January 31, 1998. As of December 31, 1998, the Company has a remaining obligation of $500,000 under this agreement which will become payable if Marquette meets the product sales requirements.

In August 1991, the Company entered into an agreement to purchase certain fiberoptic chemical sensor technology for $10,000. In addition, the Company issued 2,778 shares of Common Stock to the licensor upon assignment of the technology. The Company has agreed to pay royalties on sales of industrial and environmental products for which the technology purchased is a significant part. The royalties shall be 5%, 4% and 3% on the first, second and third $10 million sales increments and 2% on sales in excess of $40 million. For sales of such products by any future licensees of the Company, the Company shall pay 25% of all licensing fees received up to $500,000 and 10% thereafter. The Company has made all payments for the technology. The Company does not intend to use the technology in the future and, therefore, does not anticipate paying any royalties under the agreement.

                          Optical Sensors Incorporated

10. Purchase Commitments

The Company has entered into various purchase agreements under which it is obligated at December 31, 1998. The Company has a $199,915 purchase order outstanding for a sterilizer. A down payment of $56,659 was made in September 1998. The purchase order was placed on hold in January 1999 with final resolution pending the outcome of the Company's plans as explained in Note 14.

The Company has entered into purchase commitments with two companies for the purchase of SensiCath instrumentation inventory. Under the terms of the agreements, the Company has agreed to purchase, under a specified pricing structure, a fixed number of units. As of December 31, 1998, the Company is committed to purchase approximately $900,000 of inventory during 1999 and 2000.

11. Employment Agreement

The Company had an employment agreement (the agreement) with the former President and Chief Executive Officer of the Company. In connection with the agreement, the Company granted the President options to purchase 121,162 shares of Common Stock at a price of $9.00 per share. In August of 1995, these options were canceled, and the Board of Directors granted the President a non-statutory option to purchase 272,222 shares of Common stock at a price of $.90 per share.

In September 1995, the President exercised this option. The right to retain certain of the shares was subject to the President's continued employment through August 2, 1999. As payment for the shares, the President executed a $245,000 promissory note, payable in full on August 1, 1998, at an interest rate of 5.91%. The note was secured by the shares of Common Stock and proceeds of any dividend or other distribution attributable to the shares. During 1998, the President made a $208,250 principal payment on the note plus accrued interest, and the Company forgave the remaining principal balance of $36,750. The Company also entered into a board advisory agreement with the former President and Chief Executive Officer that provides for a payment of $50,000 payable in April 1999.

                          Optical Sensors Incorporated

12. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which will not violate provisions of the Plan or cause the Plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the Plan in 1998, 1997 and 1996.

13. Employee Stock Purchase Plan

In December 1996, the Company adopted an Employee Stock Purchase Plan. Eligible employees can authorize payroll withholdings in each pay period to be designated for stock purchase. Payroll deductions cannot exceed 10% of total compensation and no more than 1,500 shares may be purchased by any one employee in one offering period. There are four three-month offering periods in each year. Employees may purchase shares of Common Stock at the end of each three-month offering period at a price equal to 85% of the market price on the first or last day of the offering period, whichever is lower. Shares issued under the plan during the years ended December 31, 1998 and 1997 were 12,054 and 8,711, respectively.

14. Subsequent Event

In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, investment bankers, to explore on behalf of the Company strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 1999, the Company suspended direct sales activity of the SensiCath System and reduced associated expenses and personnel to focus its resources on the Capro Probe SL(TM). This reduction resulted in severance costs of approximately $304,000.

The Company has also implemented officer and key employee change of control severance plans.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OPTICAL SENSORS INCORPORATED


Dated:  March 23, 1999        By:   /s/ Paulita M. LaPlante
                                   ---------------------------------------------
                                          Paulita M. LaPlante
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 1999 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Title
----                             -----


/s/ Paulita M. LaPlante          President, Chief Executive Officer and Director
-----------------------------    (principal executive officer)
Paulita M. LaPlante


/s/ Wesley G. Peterson           Chief Financial Officer, Vice President of
-----------------------------    Finance and Administration and Secretary
Wesley G. Peterson               (principal financial and accounting officer)


/s/ Richard B. Egen              Director
-----------------------------
Richard B. Egen


/s/ Sam B. Humphries             Director
-----------------------------
Sam B. Humphries


/s/ Richard J. Meelia            Director
-----------------------------
Richard J. Meelia


                                 Director
-----------------------------
Demetre M. Nicoloff, M.D.


                                 Director
-----------------------------
Gary A. Peterson

                          OPTICAL SENSORS INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


Item No.           Item                                Method of Filing
--------           ----                                ----------------
3.1      Restated Certificate of Incorporation       Incorporated by reference to Exhibit 3.3
         of the Company.                             contained in the Company's Registration
                                                     Statement on Form S-1 (File No.
                                                     33-99904).

3.2      Certificate of Designation, Preferences     Incorporated by reference to Exhibit 3.2
         and Rights of Series A Junior Preferred     contained in the Company's Annual Report
         Stock.                                      on Form 10-K for the year ended December
                                                     31, 1996 (File No. 0-27600).

3.3      Bylaws of the Company, as amended.          Filed herewith.

4.1      Specimen Common Stock Certificate           Incorporated by reference to Exhibit 4.1
                                                     contained in the Company's Registration
                                                     Statement on Form S-1 (File No.
                                                     33-99904).

4.2      Form of Warrant issued in connection        Incorporated by reference to Exhibit 4.4
         with the Convertible Bridge Loan            contained in the Company's Registration
         Agreement dated November 22, 1991           Statement on Form S-1 (File No.
                                                     33-99904).

4.3      Form of Warrant issued in connection        Incorporated by reference to Exhibit 4.5
         with the On-Call Bridge Loan Agreement      contained in the Company's Registration
         dated December 6, 1991                      Statement on Form S-1 (File No.
                                                     33-99904).

4.4      Form of Warrant issued in connection        Incorporated by reference to Exhibit 4.6
         with the Convertible Bridge Loan            contained in the Company's Registration
         Agreement dated May 4, 1993                 Statement on Form S-1 (File No.
                                                     33-99904).

4.5      Form of Warrant issued in connection        Incorporated by reference to Exhibit 4.7
         with the Bridge Loan Agreement dated        contained in the Company's Registration
         June 1, 1995                                Statement on Form S-1 (File No.
                                                     33-99904).

4.6      Warrant dated November 6, 1992 issued       Incorporated by reference to Exhibit 4.8
         to Comdisco, Inc.                           contained in the Company's Registration
                                                     Statement on Form S-1 (File No.
                                                     33-99904).

4.7      Warrant Dated August 31, 1995 issued to     Incorporated by reference to Exhibit 4.9
         Comdisco, Inc.                              contained in the Company's Registration
                                                     Statement on Form S-1 (File No.
                                                     33-99904).

4.8      Rights Agreement dated as of                Incorporated by reference to Exhibit 4.1
         December 3, 1996 between the Company        contained in the Company's Current Report
         and Norwest Bank Minnesota, N.A.            on Form 8-K dated December 3, 1996 (File
                                                     No. 0-27600).

10.1     Lease dated October 7, 1991 between         Incorporated by reference to Exhibit 10.1
         Registrant and First Industrial L.P.        contained in the Company's Registration
         (successor to MIG Kappa III Companies)      Statement on Form S-1 (File No.
                                                     33-99904).

10.2     Equipment Lease dated November 6, 1992,     Incorporated by reference to Exhibit 10.2
         as amended, between the Company and         contained in the Company's Registration
         Comdisco, Inc.                              Statement on Form S-1 (File No.
                                                     33-99904).

10.3     Letter Agreement dated October 1, 1995      Incorporated by reference to Exhibit 10.3
         between the Company and Marquette           contained in the Company's Registration
         Electronics, Inc.                           Statement on Form S-1 (File No.
                                                     33-99904).

10.4     Registration Rights Agreement, dated        Incorporated by reference to Exhibit 10.9
         April 28, 1992, as amended                  contained in the Company's Registration
                                                     Statement on Form S-1 (File No.
                                                     33-99904).

10.5     1989 Omnibus Stock Option Plan, as          Incorporated by reference to Exhibit
         amended                                     10.11 contained in the Company's
                                                     Registration Statement on Form S-1 (File
                                                     No. 33-99904).

10.6     1991 Stock Option Plan, as amended          Incorporated by reference to Exhibit
                                                     10.12 contained in the Company's
                                                     Registration Statement on Form S-1 (File
                                                     No. 33-99904).

10.7     1993 Stock Option Plan, as amended          Filed herewith.

10.8     Form of Non-Statutory Stock Option          Incorporated by reference to Exhibit
         Agreement for Nonemployees pursuant to      10.21 contained in the Company's
         1993 Stock Option Plan                      Registration Statement on Form S-1 (File
                                                     No. 33-99904).

10.9     Form of Non-Statutory Stock Option          Incorporated by reference to Exhibit
         Agreement for Nonemployee Directors         10.18 contained in the Company's
         pursuant to 1993 Stock Option Plan          Registration Statement on Form S-1 (File
                                                     No. 33-99904).

10.10    Form of Incentive Stock Option              Incorporated by reference to Exhibit
         Agreement for Employees pursuant to         10.19 contained in the Company's
         1993 Stock Option Plan                      Registration Statement on Form S-1 (File
                                                     No. 33-99904).

10.11    Employee Stock Purchase Plan                Incorporated by reference to Exhibit 99.1
                                                     contained in the Company's Registration
                                                     Statement on Form S-8 (File No.
                                                     333-17493).

10.12    First Amendment to Lease Agreement          Incorporated by reference to Exhibit
         dated April 26, 1996 between First          10.21 contained in the Company's Annual
         Industrial Financing Partnership, L.P.      Report on Form 10-K for the year ended
         and the Company.                            December 31, 1996 (File No. 0-27600).

10.13    Supply Agreement dated August 22, 1996      Incorporated by reference to Exhibit
         between the Company and Marquette           10.22 contained in the Company's Annual
         Electronics, Inc.  (1)                      Report on Form 10-K for the year ended
                                                     December 31, 1996 (File No. 0-27600).

10.14    Manufacturing Supply Agreement dated        Incorporated by reference to Exhibit
         September 10, 1996 between the Company      10.23 contained in the Company's Annual
         and SpecTran Specialty Optics Company.      Report on Form 10-K for the year ended
         (1)                                         December 31, 1996 (File No. 0-27600).

10.15    Purchase Order dated February 21, 1997      Incorporated by reference to Exhibit
         between the Company and SeaMED              10.24 contained in the Company's Annual
         Corporation.  (1)                           Report on Form 10-K for the year ended
                                                     December 31, 1996 (File No. 0-27600).

10.16    Second Amendment to Lease Agreement,        Incorporated by reference to Exhibit
         dated April 14, 1997, between First         10.21 contained in the Company's Annual
         Industrial Financing Partnership, L.P.      Report on Form 10-K for the year ended
         and the Company.                            December 31, 1997 (File No. 0-27600)

10.17    Master Equipment Lease dated June 15,       Incorporated by reference to Exhibit
         1997 between Phoenix Leasing                10.22 contained in the Company's Annual
         Incorporated and the Company                Report on Form 10-K for the year ended
                                                     December 31, 1997 (File No. 0-27600)

10.18    Amendment No. 1 to Master Equipment         Incorporated by reference to Exhibit
         Lease dated August 15, 1997 between         10.23 contained in the Company's Annual
         Phoenix Leasing Incorporated and the        Report on Form 10-K for the year ended
         Company                                     December 31, 1997 (File No. 0-27600)

10.19    Private Label Reseller Agreement dated      Incorporated by reference to Exhibit 10.1
         as of January 7, 1998 between the           contained in the Company's Current Report
         Company and Instrumentation Laboratory      on Form 8-K, dated January 7, 1998 (File
         Company.  (1)                               No. 0-27600).

10.20    Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 10.2
         January 7, 1998 between the Company and     contained in the Company's Current Report
         Grupo CH Werfen, S.A.                       on Form 8-K, dated January 7, 1998 (File
                                                     No. 0-27600).

10.21    OEM Agreement dated February 5, 1998        Incorporated by reference to Exhibit
         between the Company and Marquette           10.26 contained in the Company's Annual
         Medical Systems, Inc. (1)                   Report on Form 10-K for the year ended
                                                     December 31, 1997 (File No. 0-27600)

10.22    Patent License Agreement dated July 20,     Incorporated by reference to Exhibit 10.1
         1998 between the Company and the            contained in the Company's Quarterly
         Institute of Critical Care Medicine (1)     Report on Form 10-Q for the quarter ended
                                                     September 30, 1998 (File No. 0-27600)

10.23    Board Advisory Agreement dated              Filed herewith electronically.
         September 11, 1998 between the Company
         and Sam B. Humphries

10.24    Letter Agreement dated September 14,        Filed herewith electronically.
         1998 between the Company and Sam B.
         Humphries

10.25    Executive Management Change in Control      Filed herewith electronically.
         Severance Pay Plan

10.26    Amendment No. 1 to Executive Management     Filed herewith electronically.
         Change in Control Severance Pay Plan

10.27    Key Employee Change in Control              Filed herewith electronically.
         Severance Pay Plan

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