Form 10-Q
period 1999-03-31
OPTICAL SENSORS INC
filed 1999-05-06
CIK 907658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 3, 1999, the Registrant had 8,841,123 shares of Common Stock outstanding.

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I.    Financial Information

           Item 1. Financial Statements (Unaudited)

               Balance Sheets - March 31, 1999 and December 31, 1998

               Statements of Operations - Quarters ended March 31, 1999 and March 31, 1998

               Statements of Cash Flows - Quarters ended March 31, 1999 and March 31, 1998

               Notes to Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

           Item 6. Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets


                                                             March 31, 1999   December 31, 1998
                                                             --------------   -----------------
                                                              (Unaudited)          (Note)
Assets
Current assets:
   Cash and cash equivalents                                 $5,418,313          $ 8,079,871
   Accounts receivable                                           41,349              162,858
   Inventory                                                  1,706,410            1,846,294
   Prepaid expenses and other current assets                    103,721               99,610
                                                             ----------          ------------
Total current assets                                          7,269,793           10,188,633

Property and equipment:
   Leased Equipment                                           1,073,438            1,017,953
   Research and development equipment                           740,444              740,444
   Leasehold improvements                                       351,079              339,614
   Furniture and equipment                                      158,450              148,621
   Marketing equipment                                        1,004,840            1,004,840
   Production equipment                                         461,077              460,118
                                                             ----------          ------------
                                                              3,789,328            3,711,590
   Less accumulated depreciation                             (2,116,896)          (1,866,074)
                                                             ----------          ------------
                                                              1,672,432            1,845,516
Other assets:
   Patents                                                      521,829              513,547
   Other assets                                                  16,278               16,833
                                                             ----------          ------------
                                                                538,107              530,380
                                                             ==========          ============
Total assets                                                 $9,480,332          $12,564,529
                                                             ==========          ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $  208,880          $   353,563
   Employee compensation                                        465,200              441,917
   Other liabilities and accrued expenses                         3,912               29,714
   Obligations under capital lease, current portion             274,670              260,319
                                                             ----------          ------------
Total current liabilities                                       952,662            1,085,513

Obligations under capital lease, less current portion           470,113              494,909

Shareholders' equity
Convertible Preferred Stock, par value $.01 per share:
   Authorized shares--5,000,000
Common Stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 1999--8,841,123 and
     1998--8,829,401                                             88,411               88,294
Additional paid-in capital                                   69,332,400           69,317,467
Accumulated deficit                                         (61,330,660)         (58,366,050)
Deferred compensation                                           (32,594)             (55,604)
                                                             ----------          ------------
Total shareholders' equity                                    8,057,557           10,984,107
                                                             ==========          ============
Total liabilities and shareholders' equity                   $9,480,332          $12,564,529
                                                             ==========          ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)




                                                              Three Months Ended
                                                          March 31,          March 31,
                                                            1999               1998
                                                       ------------       ------------
Net Sales                                              $    59,960        $   165,373
Cost of goods sold                                         745,088            557,371
                                                       ------------       ------------
Gross Margin                                              (685,128)          (391,998)

Operating Expenses:
   Research and development expenses                       968,775            974,515
   Selling, general and administrative expenses          1,362,131          1,508,351
                                                       ------------       ------------
Operating loss                                          (3,016,034)        (2,874,864)

Interest expense                                           (23,665)           (22,628)
Interest income                                             74,425            228,271
Other  income                                                  664                257
                                                       ------------       ------------
                                                            51,424            205,900
                                                       ------------       ------------

Net loss                                               $(2,964,610)       $(2,668,964)
                                                       ============       ============

Net loss per common share:
Basic and diluted                                      $      (.34)       $      (.31)
                                                       ============       ============

Shares used in calculation of net loss per share         8,837,932          8,718,090
                                                       ============       ============


See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                  (Unaudited)

                                                                      Three Months Ended
                                                                  March 31,      March 31,
                                                                    1999           1998
                                                                 -----------    ----------
Operating activities
Net loss                                                         $(2,964,610)  $(2,668,964)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                   294,860       210,813
     Deferred compensation amortization                               23,010        41,547
     Amortization of warrants in connection with debt and lease
       financings                                                      2,775         4,321
     Changes in operating assets and liabilities:
         Receivables                                                 121,509       (65,765)
         Inventories                                                 110,826      (192,293)
       Prepaid expenses and other assets                             (26,818)     (160,562)
       Accounts payable and accrued expenses                        (147,202)       90,769
                                                                 -----------    ----------
Net cash used in operating activities                             (2,585,650)   (2,740,134)

Investing activities
Purchases of property and equipment                                  (22,253)     (139,222)
                                                                 -----------    ----------
Net cash used in investing activities                                (22,523)     (139,222)


Financing activities
Net proceeds from issuance of Common Stock                            12,275     2,218,534
Proceeds (payments) on long-term debt and lease obligations          (65,930)      (42,181)
                                                                 -----------    ----------
Net cash provided by (used in) financing activities                  (53,655)    2,176,353
                                                                 -----------    ----------

(Decrease) in cash and cash equivalents                           (2,661,558)     (703,003)
Cash and cash equivalents at beginning of period                   8,079,871    17,101,130
                                                                 ===========    ==========
Cash and cash equivalents at end of period                       $ 5,418,313   $16,398,127
                                                                 ===========    ==========

Supplementary Disclosure of Non-Cash Transactions: During the three months ended March 31,1999 and March 31,1998, the Company acquired property and equipment of $55,485 and $95,509, respectively, under capital lease obligations.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended March 31, 1999 and 1998, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1998, Optical Sensors Incorporated (the "Company"), has been focussing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth - a sensitive measure that can indicate early clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. Generalized inadequacy of tissue perfusion is the hallmark of clinical shock. Diagnosis of shock may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion and is in early shock.

In December 1998, the Company filed a 510(k) application for FDA clearance of the CapnoProbe as a Class II medical device. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company currently estimates that the CapnoProbe product will be available for commercialization in the first quarter of 2000.

Prior to January 1999, the Company had also been actively marketing its SensiCath system, a patient-connected, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). ABG tests measure oxygen, carbon dioxide and acid-base in a sample of blood taken from a patient's artery. Because of the Company's need to conserve resources, in January 1999, the Company significantly reduced its workforce, suspended direct sales activities and product cost reduction programs for the SensiCath System and reduced associated expenses. The Company recognized approximately $300,000 in employee severance costs for the first quarter of 1999 related to the workforce reduction. The Company also exercised its right to convert Instrumentation Laboratory Company ("IL") to a non-exclusive distributor of the SensiCath System in January 1999, and is currently pursuing termination of the IL distribution agreement. Since that time, IL has not placed any material orders for the SensiCath, and the only sales of the SensiCath have been to existing customers who have continued to order SensiCath sensors. Accordingly, the Company does not expect meaningful sales of the SensiCath System in the future. The Company currently has approximately 30 employees.

In January 1999, the Company also announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives. Currently, the Company is actively pursuing a sale of the Company as a whole, as well as the separate sale of its two product lines and its intellectual property portfolio.


Results of Operations

Net sales in the first quarter of 1999 decreased $105,413 or 64% from $165,373 in the first quarter in 1998 to $59,960 in the first quarter of 1999. The decrease in sales is the result of OSI's suspension of direct sales and support activities of the SensiCath System in January 1999. Sales for the quarter consisted of SensiCath disposable products ordered by existing customers. No new customer sales were made nor were any OpticalCAM instruments sold during the quarter. The Company did not receive any material orders from IL in the quarter and does not expect meaningful sales of the SensiCath System in the future.

Costs of products sold in the first quarter of 1999 increased $187,717 to $745,088 or 34% from $557,371 in the first quarter in 1998. The increased cost of products sold was directly related to decreased cost absorption into inventories, costs for suspension of production activities and layoffs of personnel. Manufacturing personnel levels were reduced by 62% during the first quarter of 1999. Remaining fixed overhead costs and costs of personnel that remain in support of CapnoProbe activities and maintenance of SensiCath technologies are expected to average approximately $500,000 per quarter for the foreseeable future.


Research and development costs for the first quarter of 1999 decreased $5,740 to $968,775 or 1% from $974,515 in the first quarter of 1998. Research and development efforts during the quarter were directed towards product development and regulatory activities for the CapnoProbe. Research and development staffing was reduced by approximately 25% in the first quarter of 1999. However, outside CapnoProbe development costs are expected to offset personnel savings until the fourth quarter of 1999. Accordingly, research and development expenses are expected to remain at approximately the same levels for the next several quarters as CapnoProbe development efforts are completed. The Company anticipates that research and development expenses will decline by the fourth quarter of 1999 by approximately an additional 15%, primarily due to a reduction in personnel. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 1999. The minimum royalty payments will be recorded as research and development expenses because no CapnoProbe sales are anticipated in 1999. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. However, the Company does not currently expect to have any commercial sales of the CapnoProbe in 1999.

Selling, general and administrative expenses in the first quarter of 1999 decreased $146,220 or 10% to $1,362,131 from $1,508,351 in the first quarter of 1998. Substantially all sales and marketing activities related to the SensiCath product line were suspended during the first quarter of 1999. Accordingly, the Company expects selling, general and administrative expenses to decrease by up to 50% for the balance of 1999, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

Net interest income in the first quarter of 1999 decreased $154,883 to $50,760 from $205,643 in the first quarter of 1998. The decrease in net interest income in the first quarter of 1999 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $2,964,610 for the quarter ended March 31, 1999, compared to a net loss of $2,668,964 for the quarter ended March 31, 1998. As of March 31, 1999, the Company had an accumulated deficit of $61,330,660. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".


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


The Company's cash and cash equivalents were $5,418,313 and $8,079,871 at March 31, 1999 and December 31, 1998, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures for the three months ended March 31, 1999 of $2,585,650 for operations and $22,253 for capital expenditures. A substantial portion of the inventory level at March 31, 1999 consisted of key components, OpticalCAM monitors and ABG Modules for which the Company relies on sole suppliers.

The Company has contracts to purchase minimum quantities of instrumentation and other sole source inventory items with an outstanding aggregate commitment of approximately $900,000 in 1999 and 2000. The Company also has a potential $500,000 obligation payable to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement. As of March 31, 1998, the Company had no material commitments outstanding for tooling and equipment.

The Company believes that sufficient liquidity is available to satisfy its operating needs through 1999. However, the Company anticipates that additional funding will be necessary to continue operations past 1999. No assurances can be made that the Company would be able to secure such funding.

SensiCath(R) and OpticalCAM(TM) are trademarks of Optical Sensors Incorporated.

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

Certain Important Factors

     In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

o Development and Commercialization of CapnoProbe. The Company's future success will depend, in part, on successful development and commercialization of the CapnoProbe product. The Company is in the later stages of developing and testing prototypes and is currently engaged human clinical trials of the CapnoProbe product. The Company has set up one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company currently projects that the product will be available for commercialization in the first quarter of 2000. The Company has not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

o Completion of Corporate Alliance or Business Combination. In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company's future success will depend on its ability to complete such a strategic transaction, and there can be no assurance that the Company will be able to complete such a transaction.

o Nasdaq Listing Requirements. The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "OPSI." In order to be listed on the Nasdaq National Market, the Company must maintain total net tangible assets of at least $4.0 million. As of March 31, 1999, the Company had total net tangible assets of approximately $8.0 million. In addition, the closing bid price for the Company's Common Stock cannot be less than $1.00 per share for thirty consecutive days. If, in the future, the Company had less than $4.0 million in total net tangible assets but more than $2.0 million in total net tangible assets, the Company's Common Stock would be eligible for quotation on the Nasdaq Small Cap Market, provided that the $1.00 minimum bid price requirement was met. If the Common Stock were not eligible for either the Nasdaq National Market or the Nasdaq Small Cap Market it would likely be quoted in the "over-the-counter" market and eligible to trade on the OTC bulletin board. If the Company's Common Stock traded on the OTC bulletin board, trading, if any, would be subject to the "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's Common Stock could be adversely affected.

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

       (27)Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OPTICAL SENSORS INCORPORATED



Date  May 6, 1999
                                    --------------------------------------------
                                               /s/ Paulita M. LaPlante
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)


Date  May 6, 1999
                                    --------------------------------------------
                                               /s/ Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)