Form 10-Q
period 1999-06-30
OPTICAL SENSORS INC
filed 1999-08-11
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of July 23, 1999, the Registrant had 8,856,354 shares of Common Stock outstanding.

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I.    Financial Information

           Item 1.    Financial Statements (Unaudited)

              Balance Sheets - June 30, 1999 and December 31, 1998

              Statements of Operations - Three and Six Month Periods ended
                                         June 30, 1999 and June 30, 1998

              Statements of Cash Flows - Six Month Periods ended June 30, 1999 and June 30, 1998

              Notes to Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

           Item 6.    Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                              June 30,       December 31,
                                                                1999             1998
                                                            ----------------------------
                                                             (Unaudited)        (Note)
Assets
Current assets:
   Cash and cash equivalents                                $  3,738,143    $  8,079,871
   Accounts receivable                                            44,342         162,858
   Inventory                                                   1,703,137       1,846,294
   Prepaid expenses and other current assets                      56,510          99,610
                                                            ----------------------------
Total current assets                                           5,542,132      10,188,633

Property and equipment:
   Leased Equipment                                            1,073,438       1,017,953
   Research and development equipment                            742,674         740,444
   Leasehold improvements                                        351,079         339,614
   Furniture and equipment                                       159,313         148,621
   Marketing equipment                                         1,004,840       1,004,840
   Production equipment                                          472,934         460,118
                                                            ----------------------------
                                                               3,804,278       3,711,590
   Less accumulated depreciation                              (2,364,033)     (1,866,074)
                                                            ----------------------------
                                                               1,440,245       1,845,516
Other assets:
   Patents                                                       529,730         513,547
   Other assets                                                   16,278          16,833
                                                            ----------------------------
                                                                 546,008         530,380
                                                            ----------------------------
Total assets                                                $  7,528,385    $ 12,564,529
                                                            ============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                         $    138,050    $    353,563
   Employee compensation                                         202,093         441,917
   Other liabilities and accrued expenses                         76,116          29,714
   Obligations under capital lease, current portion              274,670         260,319
                                                            ----------------------------
Total current liabilities                                        690,929       1,085,513

Obligations under capital lease, less current portion            402,620         494,909

Shareholders' equity
Convertible Preferred Stock, par value $.01
   per share:
     Authorized shares--5,000,000
Common Stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 1999--8,856,354 and
     1998--8,829,401                                              88,564          88,294
Additional paid-in capital                                    69,346,423      69,317,467
Accumulated deficit                                          (62,990,568)    (58,366,050)
Deferred compensation                                             (9,583)        (55,604)
                                                            ----------------------------
Total shareholders' equity                                     6,434,836      10,984,107
                                                            ----------------------------
Total liabilities and shareholders' equity                  $  7,528,385    $ 12,564,529
                                                            ============================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             June 30                       June 30
                                                        1999           1998           1999           1998
                                                   --------------------------------------------------------
Net sales                                          $     1,607    $   313,820    $    61,567    $   479,193
Cost of goods sold                                     308,577        911,549      1,053,665      1,468,920
                                                   --------------------------------------------------------
Gross margin                                          (306,970)      (597,729)      (992,098)      (989,727)

Operating expenses:
   Research and development expenses                   841,168      1,070,980      1,809,943      2,045,495
   Selling, general and administrative expenses        537,809      1,595,321      1,899,940      3,103,672
                                                   --------------------------------------------------------
Operating loss                                      (1,685,947)    (3,264,030)    (4,701,981)    (6,138,894)

Interest expense                                       (22,101)       (23,873)       (45,766)       (46,501)
Interest income                                         48,922        205,478        123,347        433,749
Other expense                                             (782)       (18,007)          (118)       (17,750)
                                                   --------------------------------------------------------
                                                        26,039        163,598         77,463        369,498
                                                   --------------------------------------------------------

Net loss                                           $(1,659,908)   $(3,100,432)   $(4,624,518)   $(5,769,396)
                                                   ========================================================

Net loss per common share:
Basic and diluted                                  $      (.19)   $      (.35)   $      (.52)   $      (.66)
                                                   ========================================================

Shares used in calculation of net loss per share     8,848,517      8,851,514      8,843,889      8,797,353
                                                   ========================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                  (Unaudited)

                                                                        Six Months Ended
                                                                     June 30,       June 30,
                                                                       1999           1998
                                                                  ----------------------------
Operating activities
Net loss                                                          $ (4,624,518)   $ (5,769,396)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                     583,463         479,054
     Deferred compensation amortization                                 46,023          83,091
     Amortization of warrants in connection with debt and lease
       financings                                                        3,989           8,572
     Changes in operating assets and liabilities:
         Receivables                                                   118,516        (279,804)
         Inventories                                                    87,613         152,754
       Prepaid expenses and other assets                                (2,488)       (113,304)
       Accounts payable and accrued expenses                          (408,936)         26,024
                                                                  ----------------------------
Net cash (used in) operating activities                             (4,196,338)     (5,413,009)

Investing activities
Purchases of property and equipment                                    (37,203)       (649,747)
                                                                  ----------------------------
Net cash (used in) investing activities                                (37,203)       (649,747)

Financing activities
Net proceeds from issuance of Common Stock                              25,236       2,228,958
Proceeds (payments) on long-term debt and lease obligations           (133,423)        155,398
                                                                  ----------------------------
Net cash (used in) provided by financing activities                   (108,187)      2,384,356
                                                                  ----------------------------

(Decrease) in cash and cash equivalents                             (4,341,728)     (3,678,400)
Cash and cash equivalents at beginning of period                     8,079,871      17,101,130
                                                                  ----------------------------
Cash and cash equivalents at end of period                        $  3,738,143    $ 13,422,730
                                                                  ============================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended June 30, 1999 and 1998, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1998, Optical Sensors Incorporated (the "Company"), has been focussing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth - a sensitive measure that may indicate early clinical shock, even when traditional vital signs may still appear relatively normal. Generalized inadequacy of tissue perfusion is the hallmark of clinical shock. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion and may be in early shock.

In December 1998, the Company filed a 510(k) application for FDA clearance of the CapnoProbe as a Class II medical device. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company currently estimates that the CapnoProbe product will be available for commercialization in the first half of 2000.

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


Results of Operations

Net sales in the second quarter of 1999 decreased $312,213 or 99% to $1,607 from $313,820 in the second quarter in 1998. Net sales for the six month period ended June 30, 1999 decreased $417,626 or 87% to $61,567 from $479,193 for the six month period ended June 30, 1998. The decrease in sales is the result of OSI's suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for the quarter consisted of SensiCath disposable products ordered by existing customers less OpticalCAM product returns. No new customer sales were made nor were any OpticalCAM instruments sold during the six month period ended June 30, 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

Costs of products sold in the second quarter of 1999 decreased $602,972 or 66% to $308,577 from $911,549 in the second quarter in 1998. Costs of products sold for the six months ended June 30, 1999 decreased $415,255 or 28% to $1,053,665 from $1,468,920 for the six months ended June 30, 1998. The decreased cost of products sold for the second quarter was directly related to the suspension of SensiCath production in January of 1999. The smaller decrease for the six month period ended June 30, 1999 is due to first quarter 1999 costs for suspension of production activities and layoffs of personnel. Manufacturing personnel levels were reduced by 62% during the first quarter of 1999. Remaining fixed overhead costs and costs of personnel that remain in support of CapnoProbe activities and maintenance of SensiCath technologies are expected to continue at the second quarter level for the foreseeable future.


Research and development costs for the second quarter of 1999 decreased $229,812 or 21% to $841,168 from $1,070,980 in the second quarter of 1998. Research and development costs for the six months ended June 30, 1999 decreased $235,552 or 12% to $1,809,943 from $2,045,495. The decrease for the quarter and six month periods ended June 30, 1999 is due primarily to a reduction in research and development staffing of approximately 25% in the first quarter of 1999. Research and development efforts during the quarter were directed towards product development and regulatory activities for the CapnoProbe product. Research and development expenses are expected to remain at approximately the same levels for the next several quarters as CapnoProbe development efforts are completed. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 1999. The minimum royalty payments will be recorded as research and development expenses because no CapnoProbe sales are anticipated in 1999. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the

CapnoProbe. However, the Company does not currently expect to have any commercial sales of the CapnoProbe in 1999.

Selling, general and administrative expenses in the second quarter of 1999 decreased $1,057,512 or 66% to $537,809 from $1,595,321 in the second quarter of 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 decreased $1,203,732 or 39% to $1,899,940 from $3,103,672 for the six months ended June 30, 1998. Substantially all sales and marketing activities related to the SensiCath product line were suspended during the first quarter of 1999, accounting for the decreases from comparable periods in the prior year. The Company expects selling, general and administrative expenses to remain at the second quarter levels for the balance of 1999, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

Net interest income in the second quarter of 1999 decreased $154,784 to $26,821 from $181,605 in the second quarter of 1998. Net interest income for the six month period ended June 30, 1999 decreased $309,667 to $77,581 from $387,248 for the six month period ended June 30, 1998. The decrease in net interest income in the second quarter of 1999 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $1,659,908 for the quarter ended June 30, 1999, compared to a net loss of $3,100,432 for the quarter ended June 30, 1998. As of June 30, 1999, the Company had an accumulated deficit of $62,990,568. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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



The Company's cash and cash equivalents were $3,738,143 and $8,079,871 at June 30, 1999 and December 31, 1998, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures for the six months ended June 30, 1999 of $4,196,338 for operations and $37,203 for capital expenditures. All of the inventory at June 30, 1999 consisted of SensiCath components, OpticalCAM monitors and ABG Modules for which the Company currently has no customers from which significant sales are being generated. Also, a significant portion of the Company's fixed assets are related to SensiCath production and sales. The Company has previously announced that it has embarked on an effort to sell the SensiCath product line and/or the Company. The Company is working towards recovery of the value of these assets through such a sale.

The Company has contracts to purchase minimum quantities of instrumentation and other sole source inventory items with an outstanding aggregate commitment of approximately $900,000 in 1999 and 2000. The Company also has a potential $500,000 obligation payable to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement and is obligated to pay ICCM $300,000 annually under the previously described royalty agreement. As of June 30, 1999, the Company had no material commitments outstanding for tooling and equipment. Subsequent to June 30, 1999 the Company received notice from its lease provider that the provider was exercising a contract provision whereby the Company is required to prepay certain end of lease payments as a result of underutilizing a lease line commitment. A prepayment amount of $238,393 will be paid in the third quarter of 1999.

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

o Completion of Corporate Alliance or Business Combination. In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company's future success will depend on its ability to complete such a strategic transaction, and there can be no assurance that the Company will be able to complete such a transaction or complete a transaction with terms favorable to the Company.

o Nasdaq Listing Requirements. The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "OPSI." In order to be listed on the Nasdaq National Market, the Company must maintain total net tangible assets of at least $4.0 million. As of June 30, 1999, the Company had total net tangible assets of approximately $6.4 million. In addition, the closing bid price for the Company's Common Stock cannot be less than $1.00 per share for thirty consecutive days. If, in the future, the Company had less than $4.0 million in total net tangible assets but more than $2.0 million in total net tangible assets, the Company's Common Stock would be eligible for quotation on the Nasdaq Small Cap Market, provided that the $1.00 minimum bid price requirement was met. If the Common Stock were not eligible for either the Nasdaq National Market or the Nasdaq Small Cap Market it would likely be quoted in the "over-the-counter" market and eligible to trade on the OTC bulletin board. If the Company's Common Stock traded on the OTC bulletin board, trading, if any, would be subject to the "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's Common Stock could be adversely affected.

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


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

On May 6, 1999, the Company held its annual meeting of stockholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the 1999 Annual Meeting of Stockholders:

         Director                   Votes For               Votes Withheld
         --------                   ---------               --------------
Paulita M. LaPlante                 6,732,850                   157,565
Sam B. Humphries                    6,727,374                   163,041
Richard B. Egen                     6,732,850                   157,565
Richard J. Meelia                   6,732,295                   158,120
Demetre M. Nicoloff, M.D.           6,732,850                   157,565
Gary A. Peterson                    6,729,978                   160,437

(b) The selection of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified with 6,679,240 shares voting in favor, 17,905 shares voting against, 193,270 shares abstaining and zero broker non-votes.

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


                                  OPTICAL SENSORS INCORPORATED



Date   August 11, 1999
                                  ----------------------------------------------
                                             /s/ Paulita M. LaPlante
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)


Date   August 11, 1999
                                  ----------------------------------------------
                                              /s/ Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)