Form 10-Q
period 1999-09-30
OPTICAL SENSORS INC
filed 1999-11-12
CIK 907658

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
  For the quarter ended September 30, 1999

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

  As of November 3, 1999, the Registrant had 8,901,304 shares of Common Stock outstanding.

                                     Index


                          OPTICAL SENSORS INCORPORATED



Part I.  Financial Information

      Item 1.  Financial Statements (Unaudited)

       Balance Sheets - September 30, 1999 and December 31, 1998

       Statements of Operations - Three and Nine Month Periods ended September 30, 1999 and September 30, 1998

       Statements of Cash Flows - Nine Month Periods ended September 30, 1999 and September 30, 1998

       Notes to Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                       September 30,        December 31,
                                                                            1999               1998
                                                                   ----------------------------------------
                                                                        (Unaudited)            (Note)
Assets
Current assets:
 Cash and cash equivalents                                                 $ 2,396,482          $ 8,079,871
 Accounts receivable                                                            35,160              162,858
 Inventory                                                                   1,669,940            1,846,294
 Prepaid expenses and other current assets                                      62,410               99,610
                                                                   ----------------------------------------
Total current assets                                                         4,163,992           10,188,633

Property and equipment:
 Leased Equipment                                                            1,073,438            1,017,953
 Research and development equipment                                            742,971              740,444
 Leasehold improvements                                                        351,079              339,614
 Furniture and equipment                                                       161,048              148,621
 Marketing equipment                                                         1,004,840            1,004,840
 Production equipment                                                          478,913              460,118
                                                                   ----------------------------------------
                                                                             3,812,289            3,711,590
 Less accumulated depreciation                                              (2,616,062)          (1,866,074)
                                                                   ----------------------------------------
                                                                             1,196,227            1,845,516
Other assets:
 Patents                                                                       528,291              513,547
 Other assets                                                                   16,278               16,833
                                                                   ----------------------------------------
                                                                               544,569              530,380
                                                                   ----------------------------------------
Total assets                                                               $ 5,904,788          $12,564,529
                                                                   ========================================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                        $    123,141          $    353,563
 Employee compensation                                                        165,892               441,917
 Other liabilities and accrued expenses                                        75,392                29,714
 Obligations under capital lease, current portion                             274,670               260,319
                                                                   ----------------------------------------
Total current liabilities                                                     639,095             1,085,513

Obligations under capital lease, less current portion                         333,062               494,909

Shareholders' equity
Convertible Preferred Stock, par value $.01
per share:
  Authorized shares--5,000,000
Common Stock, par value $.01 per share:
 Authorized shares--30,000,000
 Issued and outstanding shares 1999--8,880,304 and
 1998--8,829,401                                                               88,803                88,294
Additional paid-in capital                                                 69,367,739            69,317,467
Accumulated deficit                                                       (64,523,911)          (58,366,050)
Deferred compensation                                                               0               (55,604)
                                                                   ----------------------------------------
Total shareholders' equity                                                  4,932,631            10,984,107
                                                                   ----------------------------------------
Total liabilities and shareholders' equity                               $  5,904,788          $ 12,564,529
                                                                 ==========================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                  (Unaudited)





                                                        Three Months Ended          Nine Months Ended
                                                           September 30                September 30
                                                        1999          1998          1999          1998
                                                  -------------------------------------------------------
Net sales                                           $    28,889   $   319,505   $    90,456   $   798,698
Cost of goods sold                                      298,042       827,156     1,351,707     2,296,076
                                                  -------------------------------------------------------
Gross margin                                           (269,153)     (507,651)   (1,261,251)   (1,497,378)
Operating expenses:
 Research and development expenses                      800,843     1,051,614     2,610,786     3,097,109
 Selling, general and administrative expenses           482,567     1,704,799     2,382,507     4,808,471
                                                  -------------------------------------------------------
Operating loss                                       (1,552,563)   (3,264,064)   (6,254,544)   (9,402,958)

Interest expense                                        (20,037)      (24,405)      (65,803)      (70,906)
Interest income                                          38,189       167,430       161,536       601,179
Other income (expense)                                    1,068        (4,148)          950       (21,898)
                                                  -------------------------------------------------------
                                                         19,220       138,877        96,683       508,375
                                                  -------------------------------------------------------
Net loss                                            $(1,533,343)  $(3,125,187)  $(6,157,861)  $(8,894,583)
                                                  =======================================================

Net loss per common share:
Basic and diluted                                         $(.17)        $(.35)        $(.70)       $(1.01)
                                                  =======================================================
Shares used in calculation of net loss per share      8,869,177     8,858,515     8,852,496     8,817,727
                                                  =======================================================


See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                 (Unaudited)



                                                                         Nine Months Ended
                                                                   September 30,       September 30,
                                                                        1999                1998
                                                               ---------------------------------------

Operating activities
Net loss                                                               $(6,157,861)        $(8,894,583)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                            875,032             767,878
  Deferred compensation amortization                                        55,604             124,640
  Amortization of warrants in connection with debt and lease
   financings                                                                3,989              13,135

  Changes in operating assets and liabilities:
      Receivables                                                          127,698            (184,185)
      Inventories                                                           96,250              52,688
   Prepaid expenses and other assets                                       (21,929)           (120,853)
   Accounts payable and accrued expenses                                  (460,769)             71,790
                                                               ---------------------------------------

Net cash (used in) operating activities                                 (5,481,986)         (8,169,490)

Investing activities
Purchases of property and equipment                                        (45,214)           (470,659)
                                                               ---------------------------------------
Net cash (used in) investing activities                                    (45,214)           (470,659)

Financing activities
Proceeds from note receivable-officer                                            0             245,000
Net proceeds from issuance of Common Stock                                  46,792           2,207,261
(Payments) on long-term debt and lease obligations                        (202,981)           (148,247)
                                                               ---------------------------------------
Net cash (used in) provided by financing activities                       (156,189)          2,304,014
                                                               ---------------------------------------

(Decrease) in cash and cash equivalents                                 (5,683,389)         (6,336,135)
Cash and cash equivalents at beginning of period                         8,079,871          17,101,130
                                                               ---------------------------------------
Cash and cash equivalents at end of period                             $ 2,396,482         $10,764,994
                                                               =======================================

See accompanying notes.

                          Optical Sensors Incorporated

                         Notes to Financial Statements
                                  (Unaudited)

                               September 30, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended September 30, 1999 and 1998, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

Prior to January 1999, the Company had also been actively marketing its SensiCath system, a patient-connected, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). ABG tests measure oxygen, carbon dioxide and acid-base in a sample of blood taken from a patient's artery. Because of the Company's need to conserve resources, in January 1999, the Company significantly reduced its workforce, suspended direct sales activities and product cost reduction programs for the SensiCath System and reduced associated expenses. The Company recognized approximately $300,000 in employee severance costs for the first quarter of 1999 related to the workforce reduction. Accrued severance costs, consisting of payments to employees and related employer payroll taxes, were paid in the second quarter of 1999. The Company also exercised its right to convert Instrumentation Laboratory Company ("IL") to a non-exclusive distributor of the SensiCath System in January 1999, and is currently pursuing termination of the IL distribution agreement through an arbitration proceeding filed by the Company. Since January 1999, IL has not placed any material orders for the SensiCath, and the only sales of the SensiCath have been to existing customers who have continued to order SensiCath sensors. The Company does not expect meaningful sales of the SensiCath System in
the future.   The Company currently has approximately 30 employees.

In January 1999, the Company also announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives. Currently, the Company is actively pursuing a strategic transaction, including the possible sale of the Company or a distribution agreement for the CapnoProbe product. In August 1999, the Company adopted several severance pay plans covering its employees. The plans provide for severance payments upon employment termination within a twelve month period subsequent to a change of control.


Results of Operations

Net sales in the third quarter of 1999 decreased $290,616 or 91% to $28,889 from $319,505 in the third quarter in 1998. Net sales for the nine month period ended September 30, 1999 decreased $708,242 or 89% to $90,456 from $798,698 for the nine month period ended September 30, 1998. The decrease in sales is the result of OSI's suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for the quarter consisted of development fees and sales of SensiCath sensors to existing customers, less OpticalCAM product returns. No new customer sales were made nor were any OpticalCAM instruments sold during the nine month period ended September 30, 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

Costs of products sold in the third quarter of 1999 decreased $529,114 or 64% to $298,042 from $827,156 in the third quarter in 1998. Costs of products sold for the nine months ended September 30, 1999 decreased $944,369 or 41% to $1,351,707 from $2,296,076 for the nine months ended September 30, 1998. The decreased cost of products sold for the third quarter and the nine month period was directly related to the suspension of SensiCath production in January of 1999. Remaining fixed overhead costs and costs of personnel that remain in support of CapnoProbe activities and maintenance of SensiCath technologies are expected to continue at the third quarter level for the foreseeable future.


Research and development costs for the third quarter of 1999 decreased $250,771 or 24% to $800,843 from $1,054,614 in the third quarter of 1998. Research and development costs for the nine months ended September 30, 1999 decreased $486,323 or 16% to $2,610,786 from $3,097,109. The decrease for the third quarter and nine month periods ended September 30, 1999 is due primarily to a reduction in research and development staffing of approximately 25% in the first quarter of 1999. Research and development efforts during the quarter were directed towards product development and regulatory activities for the CapnoProbe product. Research and development expenses are expected to remain at approximately the same levels for the next several quarters as CapnoProbe development efforts are completed. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 1999. The minimum royalty payments will be recorded as research and development expenses because no CapnoProbe sales are anticipated in 1999. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. However, the Company does not currently expect to have any commercial sales of the CapnoProbe in 1999.

Selling, general and administrative expenses in the third quarter of 1999 decreased $1,222,232 or 72% to $482,567 from $1,704,799 in the third quarter of 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased $2,425,964 or 50% to $2,382,507 from $4,808,471 for the nine months ended September 30, 1998. Substantially all sales and marketing activities related to the SensiCath product line were suspended during the first quarter of 1999, accounting for the decreases from comparable periods in the prior year. The Company expects selling, general and administrative expenses to remain at the third quarter levels for the balance of 1999, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

Net interest income in the third quarter of 1999 decreased $124,873 to $18,152 from $143,025 in the third quarter of 1998. Net interest income for the nine month period ended September 30, 1999 decreased $434,540 to $95,733 from $530,273 for the nine month period ended September 30, 1998. The decrease in net interest income in the third quarter of 1999 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $1,533,343 for the quarter ended September 30, 1999, compared to a net loss of $3,125,187 for the quarter ended September 30, 1998. As of September 30, 1999, the Company had an accumulated deficit of $64,523,911. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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



The Company's cash and cash equivalents were $2,396,482 and $8,079,871 at September 30, 1999 and December 31, 1998, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures for the nine months ended September 30, 1999 of $5,481,986 for operations and $45,214 for capital expenditures.

All of the inventory at September 30, 1999 consisted of SensiCath components, OpticalCAM monitors and ABG Modules for which the Company currently has no customers from which significant sales are being generated. Also, a significant portion of the Company's fixed assets are related to SensiCath production and sales. The Company has previously announced that it has embarked on an effort to sell the SensiCath product line and/or the Company. The Company is working towards recovery of the value of these assets through such a sale and believes that the recorded values will be realizable.

The Company has contracts to purchase minimum quantities of instrumentation and other sole source inventory items with an outstanding aggregate commitment of approximately $900,000 in 1999 and 2000. The Company also has a potential $500,000 obligation payable to Marquette Medical Systems, Inc. under a previously disclosed technology purchase agreement. The Company is currently negotiating nullification of these obligations. The Company is obligated to pay
ICCM $300,000 annually under the previously described royalty agreement.   As of
September 30, 1999, the Company had no material commitments outstanding for tooling and equipment. The Company is currently in discussion with its equipment lessor regarding prepayment of certain lease obligations.

The Company believes that sufficient liquidity is available to satisfy its operating needs through 1999. However, the Company anticipates that additional funding will be necessary to continue operations past 1999. No assurances can be made that the Company would be able to secure such funding.

SensiCath(R) and OpticalCAM(TM) are trademarks of Optical Sensors Incorporated.

Year 2000 Software Performance Exposure

The Company has determined that the software embedded in the ABG Modules is Year 2000 compliant and that its major internal information technology systems are Year 2000 compliant. The Company has ancillary software programs which may not be Year 2000 compliant. The Company is in the process of replacing those programs. The cost of replacement is not expected to exceed $5,000. The Company does not believe this amount nor any impact on ongoing information technology projects will have any material affect on its ongoing operations. The Company has held discussions with and received assurances from its suppliers and financial institutions that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has assessed the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company believes, based in part on its current state of operations, that it has no significant Year 2000 exposure in
this regard   The Company's Year 2000 initiative is being managed by an internal staff. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies which may impact the Company's operations will be converted on a timely basis. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

- Development and Commercialization of CapnoProbe. The Company's future success will depend, in part, on successful development and commercialization of the CapnoProbe product. The Company is in the later stages of developing and testing prototypes and is currently engaged human clinical trials of the CapnoProbe product. The Company has set up one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company currently projects that the product will be available for commercialization in the first half of 2000. The Company has not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

- Completion of Corporate Alliance or Business Combination. In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company is working with Volpe Brown Whelan to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company's future success will depend on its ability to complete such a strategic transaction, and there can be no assurance that the Company will be able to complete such a transaction or complete a transaction with terms favorable to the Company.

- Nasdaq Listing Requirements. The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "OPSI." In order to be listed on the Nasdaq National Market, the Company must maintain total net tangible assets of at least $4.0 million. As of September 30, 1999, the Company had total net tangible assets of approximately $4.9 million. In addition, the closing bid price for the Company's Common Stock cannot be less than $1.00 per share for thirty consecutive days. If, in the future, the Company had less than $4.0 million in total net tangible assets but more than $2.0 million in total net tangible assets, the Company's Common Stock would be eligible for quotation on the Nasdaq Small Cap Market, provided that the $1.00 minimum bid price requirement was met. If the Common Stock were not eligible for either the Nasdaq National Market or the Nasdaq Small Cap Market it would likely be quoted in the "over-the-counter" market and eligible to trade on the OTC bulletin board. If the Company's Common Stock traded on the OTC bulletin board, trading, if any, would be subject to the "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's Common Stock could be adversely affected.

- Competition. Competition among medical device companies is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the

   Company's products or that would render the Company's products obsolete or non-competitive.

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


Part II.   Other Information

Item 1. Legal Proceedings.

In April 1999, the Company initiated an arbitration proceeding against Instrumentation Laboratory Company ("IL") by filing a demand for arbitration with the American Arbitration Association. The Company is seeking a declaration that it has no further limitations or obligations with respect to IL under the Private Label Reseller Agreement, dated January 7,1998 between the Company and IL. In addition, the Company is seeking monetary damages based on various legal theories, including breach of the Agreement by IL for failing to adequately promote and sell the Company's SensiCath System as required under the Agreement. IL has filed a counterclaim also seeking damages from the Company. The arbitration proceeding is pending.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:

     (10.1) Optical Sensors Incorporated Executive Severance Pay Plan

     (27.1)  Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        OPTICAL SENSORS INCORPORATED



Date    November 12, 1999               /s/ Paulita M. LaPlante
                                        -------------------------------------
                                                Paulita M. LaPlante
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)


Date    November 12, 1999              /s/ Wesley G. Peterson
                                       ---------------------------------------
                                                 Wesley G. Peterson
                                      Chief Financial Officer, Vice President of
                                       Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)