Form 10-K
period 1999-12-31
OPTICAL SENSORS INC
filed 2000-03-30
CIK 907658

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

                   For the Fiscal Year Ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

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

     7615 Golden Triangle Drive, Suite C
              Technology Park V
            Minneapolis, Minnesota                      55344-3733
   (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (952) 944-5857

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 15, 2000, 8,962,777 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $27,832,268.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on May 4, 2000 (the "2000 Proxy Statement").

================================================================================

                                    PART I
                                    ------

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

Item 1. BUSINESS.

General

     Since October 1998, Optical Sensors Incorporated (the "Company") has been focusing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion" can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

     In December 1998, the Company filed a 510(k) application for FDA clearance of the CapnoProbe as a Class II medical device. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company currently estimates that the CapnoProbe product will be available for limited release in 2000 and full commercial release in the first quarter of 2001.

     Prior to January 1999, the Company had also been actively marketing its SensiCath system, a patient-connected, on-demand arterial blood gas ("ABG") monitoring system, which provides precise and accurate ABG results within 60 seconds without exposure to potentially infectious blood or depleting the patient's blood supply (the "SensiCath System"). ABG tests measure oxygen, carbon dioxide and acid-base in a sample of blood taken from a patient's artery. Because of the Company's need to conserve resources, in January 1999, the Company significantly reduced its workforce, suspended direct sales activities and implemented product cost reduction programs for the SensiCath System and reduced associated expenses. The Company recognized approximately $300,000 in employee severance costs for the first quarter of 1999 related to the workforce reduction. Accrued severance costs, consisting of payments to employees and related employer payroll taxes, were paid in the second quarter of 1999. The Company also exercised its right to convert Instrumentation Laboratory Company ("IL") to a non-exclusive distributor of the SensiCath System in January 1999, and is currently pursuing termination of the IL distribution agreement through an arbitration proceeding filed by the Company. Since January 1999, IL has not placed any material orders for the SensiCath System, and the only sales of the SensiCath System have been to existing customers who have continued to order SensiCath sensors. The Company does not expect meaningful sales of the SensiCath System in the future.

     In January 1999, the Company also announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company continues to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 2000, the Company signed a non-binding letter of intent with a major supplier of medical products and services to negotiate a definitive agreement for the Company's CapnoProbe product and technology. The agreement includes a confidentiality understanding that precludes the Company from identifying the other party.

     On March 10, 2000, the Company entered into an Investment Agreement with two of the Company's principal stockholders, Circle F Ventures, LLC, a Georgia limited liability company, and Special Situations Fund III, L.P., a Delaware limited partnership, pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3,000,000. The Company received advances under these notes in the aggregate amount of $1,400,000 on March 10, 2000. The Company has the right to request additional advances up to the aggregate principal amount of $1,600,000 at any time during the 60 day period beginning on the first day after both of the following have occurred: (1) the Company executes a definitive distribution agreement for the Company's CapnoProbe product with a major medical company, and (2) the stockholders of the Company approve the conversion of the notes. The Company's right to request additional advances will expire on June 15, 2000. The notes are convertible into units, each unit consisting of 50,000 shares of the Company's Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $1.00 per share, at a conversion price equal to $50,000 per unit, in accordance with the Investment Agreement. The proceeds from the issuance of these convertible promissory notes will provide the Company additional funds to continue development of its CapnoProbe technology as the Company moves forward with its continuing strategic negotiations with this major supplier of medical products and completing development of the CapnoProbe product.

     The Company was incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. The Company's executive offices are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota 55344, and its telephone number is (952) 944-5857.

The CapnoProbe

     The CapnoProbe is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion" can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. According to the Wilkerson Group, a leading market research organization, the U.S. market potential for the CapnoProbe is more than $300 million in the emergency department and intensive care markets alone. In December 1998, the Company filed a 510(k) for FDA clearance of the CapnoProbe as a Class II medical device. At the FDA's request and as part of that submission, the Company provided additional data to the FDA on March 20, 2000. The CapnoProbe's disposable CO2 probe is self-calibrating and is planned to provide CO2 readings in approximately one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument will be portable, rugged and battery operated. The Company is using its proven designs from its existing OpticalCAM blood analyte monitor and the CO2 component of its SensiCath blood gas sensor to reduce technical risk in the program and to speed development to market. No new research is required for the product and all milestones to commercialization are engineering related. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States.

Sales and Marketing

     In January 1999, the Company suspended sales activity of the SensiCath System and reduced expenses and personnel (including sales and marketing personnel) in order to concentrate its resources on the CapnoProbe. The Company does not expect meaningful sales of the SensiCath System in the future.

     In January 1998, the Company entered into an agreement with IL for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM instrumentation. IL was required to purchase sufficient quantities of products from the Company that would result in preestablished annual minimum revenues to the Company. IL failed to meet the quota requirements for 1998, and, accordingly, the Company exercised its right to convert IL's exclusive right to a non-exclusive right in January 1999. The Company is currently pursuing termination of the IL distribution agreement through an arbitration proceeding filed by the Company.

     The Company is exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. One of the strategic alternatives could include a distribution and/or development partner for the CapnoProbe and/or other platform technologies based upon the Company's proprietary technology.

Research and Development

     The Company's research and development staff is currently focusing on the design and development of the CapnoProbe technology. There can be no assurance that the Company will be able to successfully develop the CapnoProbe product on a timely basis or at all. The Company's research and development expenses for the fiscal years ended December 31, 1999, 1998 and 1997 were $3,115,075, $4,248,029 and $4,975,037 respectively. The Company anticipates that it will continue to spend significant amounts on research and development activities for the foreseeable future.

Manufacturing and Supply

     The Company used to manufacture the SensiCath Sensor at its facility in Minneapolis, Minnesota, which includes approximately 4,000 square feet of manufacturing space. The FDA conducted a scheduled good manufacturing practices inspection of the Company's manufacturing facility in November 1997, and the Company passed the inspection. The Company's manufacturing facility is ISO 9001 compliant.

     The Company has not yet established commercial manufacturing for the CapnoProbe.

Competition

     Competition in the medical device industry in general is intense and expected to increase. To the Company's knowledge, however, there are no commercially available products that would be directly competitive with the CapnoProbe. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO2 in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making this a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO2 as a method of diagnosing shock since there is evidence that if elevated CO2 cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

     The Company believes that the principal competitive factors for its CapnoProbe will be accuracy, rapid results, cost-effectiveness and price. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the CapnoProbe.

Patents and Proprietary Rights

     The Company seeks to protect technology, inventions and improvements that it considers important through the use of patents and trade secrets. The Company currently holds or has a license to practice 21 U.S. patents covering the Company's opto-electronic technology, four of which are specifically related to the CapnoProbe, and has filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that the Company's patents will provide competitive advantages for the Company's products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company's inventions.

     In July 1998, the Company entered into a patent license agreement with Institute of Critical Care Medicine, which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents to use the Company's technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product being developed by the Company is expected to be subject to royalties under the license agreement. The Company is obligated to pay ICCM a minimum annual royalty of $300,000 for five years in order to maintain exclusivity. The Company may elect, on one years' written notice, not to make the annual minimum royalty payment of $300,000, but ICCM would have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. The Company is also obligated to meet certain product development milestones under the license agreement.

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

     SensiCath(R),OpticalCAM(TM), and CapnoProbeTM are trademarks of the Company.

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

     The Company has received 510(k) clearance to market the SensiCath System and the OpticalCAM monitor from the FDA. In December 1998, the Company submitted a 510(k) for the CapnoProbe, but has not yet received clearance to market. At the FDA's request and as part of that submission, the Company provided additional data to the FDA on March 20, 2000. There can be no assurance that this or any other future 510(k) submissions will be cleared by the FDA on a timely basis, if at all.

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

Employees

     As of March 15, 2000, the Company had 23 full-time and no part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Item 2. PROPERTIES.

     The Company's facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. The Company leases these facilities pursuant to a lease that expires on May 31, 2000. The lease provides for rent of approximately $18,000 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company believes it will be able to renew this lease if necessary.

Item 3. LEGAL PROCEEDINGS.

     In April 1999, the Company initiated an arbitration proceeding against Instrumentation Laboratory Company by filing a demand for arbitration with the American Arbitration Association. The Company is seeking a declaration that it has no further limitations or obligations with respect to IL under the Private Label Reseller Agreement, dated January 7, 1998 between the Company and IL. In addition, the Company is seeking monetary damages based on various legal theories, including breach of the Agreement by IL for failing to adequately promote and sell the Company's SensiCath System as required under the Agreement. IL has filed a counterclaim also seeking damages from the Company. The arbitration proceeding is pending.

     There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4a. EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of the Company, their ages and the offices held, as of March 15, 2000, are as follows:

        Name            Age                       Title
-------------------    -----    -------------------------------------------
Paulita M. LaPlante     42      President and Chief Executive Officer

Wesley G. Peterson      52      Chief Financial Officer, Vice President of
                                Finance and Administration and Secretary

Victor Kimball          36      Vice President, Strategic Planning and
                                Product Development

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

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

     The common stock of Optical Sensors Incorporated has been traded on The Nasdaq National Market, under the symbol OPSI, since the Company's initial public offering on February 14, 1996. The following table sets forth the high and low closing prices for the Company's common stock, as reported by the Nasdaq National Market, for the periods indicated:

          Quarter Ended                      High                  Low
       ---------------------              ---------             ---------
       March 31, 1999                       $1.81                 $1.03
       June 30, 1999                         1.50                  0.75
       September 30, 1999                    1.50                  0.88
       December 31, 1999                     1.34                  0.50

       March 31, 1998                       $6.00                 $4.63
       June 30, 1998                         5.13                  3.50
       September 30, 1998                    4.13                  1.00
       December 31, 1998                     1.88                  0.91

     The foregoing prices reflect inter-dealer prices, without dealer markup, mark-down or commissions, and may not represent actual transactions.

     As of March 15, 2000, the Company had 209 stockholders of record of its common stock and an estimated 2,780 beneficial holders whose shares were registered in the names of nominees.

     The Company has never paid any cash dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

                                                          Years Ended December 31,
                                     -------------------------------------------------------------------
                                       1999          1998          1997           1996           1995
                                     --------     ---------    -----------     ----------     ----------
                                                    (in thousands, except per share data)
Statements of Operations Data

Net sales.....................       $    134     $   1,019     $      141     $      163     $       --
Operating expenses............          5,968        10,533         10,472          9,734          8,249
Loss from operations..........          7,879       (12,420)       (12,527)       (10,941)        (8,249)
Interest income, net..........            101           628          1,193          1,555            118
Net loss......................         (7,785)      (11,817)       (11,333)        (9,385)        (8,131)
Net loss per common share,
  basic and diluted...........           (.88)        (1.34)         (1.35)         (1.30)        (19.27)


                                                                December 31,
                                     -------------------------------------------------------------------
                                       1999          1998          1997           1996           1995
                                     --------     ---------    -----------     ----------     ----------
                                                               (in thousands)
Balance Sheet Data

Cash and cash equivalents......        $ 1,451      $ 8,080        $17,101        $30,135       $ 5,395
Working capital................             --        9,103         18,220         30,039         5,242
Total assets...................          2,001       12,565         21,626         32,369         6,367
Long-term obligations..........          4,296          495            472             --            --
Total shareholders' equity.....         10,411       10,984         20,157         31,050         5,778

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Result of Operations

Fiscal Years Ended December 31, 1999 and 1998

     Net sales in 1999 decreased $884,733 or 87% to $134,131 from $1,018,864 in
1998. The decrease in sales is the result of the Company's suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for 1999 consisted of development fees and sales of SensiCath sensors to existing customers, less OpticalCAM product returns. No new customer sales were made during 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

     Costs of products sold in 1999 decreased $860,383 or 30% to $2,045,183 from $2,905,506 in 1998. The decreased cost of products sold for 1999 was directly related to the suspension of SensiCath production in January 1999. Costs of products sold for 1999 included approximately $400,000 in fourth quarter writeoffs of SensiCath production tooling, equipment and inventories. Remaining fixed overhead costs and costs of personnel in support of CapnoProbe activities and the Company's proprietary technologies are expected to continue at approximately $250,000 per quarter through 2000.

     Research and development costs for 1999 decreased $1,132,954 or 27% to $3,115,075 from $4,248,029 in 1998. The decrease for 1999 is due primarily to a reduction in research and development staffing of approximately 25% in the first quarter of 1999. Research and development efforts during 1999 were directed towards product development and regulatory activities for the CapnoProbe product. Research and development expenses are expected to be approximately $500,000 per quarter through 2000. Under the July 1998 license agreement with ICCM, the Company paid $300,000 in minimum royalties in 1999 and expects to pay $300,000 in minimum royalties in 2000. The minimum royalty payments paid in 1999 were recorded as research and development expenses because no CapnoProbe sales took place in 1999. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe.

     Selling, general and administrative expenses in 1999 decreased $3,431,932 or 55% to $2,852,974 from $6,284,904 for 1998. Substantially all sales and marketing activities were suspended during the first quarter of 1999, accounting for the decrease from 1998. The Company expects selling, general and administrative expenses to be approximately $450,000 per quarter through 2000, not including expenses that might result from its activities in securing a corporate merger, sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

     Net interest income in 1999 decreased $527,074 to $101,270 from $628,344 in 1998. The decrease in net interest income in 1999 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

     Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $7,785,274 for 1999, compared to a net loss of $11,817,330 for 1998. As of December 31, 1999, the Company had an accumulated deficit of $66,151,324. The Company anticipates that its operating losses will continue in the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

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

     Costs of products sold were $2,905,506 and $2,195,714 in 1998 and 1997, respectively, an increase of $709,792 in 1998. The increase in 1998 was the result of higher sales and manufacturing levels. A total of $446,000 in 1997 represented a write-down of OpticalCAM inventories to estimated market value. The amount of the write-down reflected the difference between the Company's estimated net realizable value based on the future selling price to its customers of the OpticalCAM System and the cost of inventories on hand or on order at the end of 1997. Under the agreement between the Company and IL, the Company agreed to sell OpticalCAM instrumentation to IL at the lower of the Company's direct cost of manufacturing or previously scheduled amounts.

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

     In March 2000, the Company entered into an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P., pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3,000,000. These notes are convertible into units, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $1.00 per share, at a conversion price equal to $50,000 per unit, in accordance with the Investment Agreement. The Company received advances under these notes in the aggregate amount of $1,400,000 on March 10, 2000. The Company has the right to request additional advances up to the aggregate principal amount of $1,600,000 at any time during the 60 day period beginning on the first day after both of the following have occurred: (1) the Company executes a definitive distribution agreement for the Company's CapnoProbe product with a major medical company, and
(2) the stockholders of the Company have approved the conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders. The Company's right to request additional advances expires on June 15, 2000.

     The proceeds from the sales of these securities have been used to fund costs of producing products and for the operating expenses described above and capital expenditures described below. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OPSI."

     The Company's cash and cash equivalents were $1,450,872 and $8,079,871 at December 31, 1999 and 1998, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures of $6,413,007 for operations and $38,364 for capital expenditures in 1999. In addition, the Company acquired equipment and tooling under capital leases for a total of $140,036 in 1999. The capital equipment expenditures were principally for payments related to end of lease provisions under operating and capital leases. The inventory at December 31, 1999 consisted primarily of OpticalCAM monitors and ABG Modules for which the Company plans to use in conjunction with future configurations of the CapnoProbe product and other research and commercial applications.

     The Company has contracts to purchase minimum quantities of instrumentation and other sole source inventory items with an outstanding aggregate commitment of approximately $1,400,000 in 2000. The Company is currently negotiating nullification of these obligations. It is the Company's opinion based on discussions with the parties to these obligations that any future costs to the Company under these agreements are unlikely. The Company is obligated to pay ICCM $300,000 annually under the previously described license agreement. As of December 31, 1999, the Company had no material commitments outstanding for tooling, equipment or outside development contracts. The Company is currently in discussion with its equipment lessor regarding prepayment of certain lease obligations.

     The Company had previously reported that it was renegotiating an obligation to prepay $238,393 in certain end of lease provisions due to underutilization of a lease line. The negotiations resulted in this payment plus interest being rescheduled into twelve monthly installments beginning January 2000.

     The Company believes that its current cash balances, including the proceeds received on March 10, 2000 from advances under the notes issued under the Investment Agreement described above, will be sufficient to fund the Company's operations through June 30, 2000. Accordingly, the report of the independent auditors on the Company's 1999 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Based on additional advances the Company expects to receive in 2000 under the Investment Agreement if the Company signs a definitive distribution agreement for its CapnoProbe product and the Company's stockholders approve the conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders and payments the Company expects to receive in 2000 if it signs a definitive distribution agreement for its CapnoProbe product, the Company believes that it will have sufficient cash to fund its operations through 2000. There can be no assurance, however, that the Company will enter into a definitive distribution agreement for its CapnoProbe product, obtain the approval of the conversion of the notes into units by the Company's stockholders or otherwise obtain additional financing on satisfactory terms, or at all. In addition, the Company has based its estimates of how long its cash balances will last on assumptions that may prove to be wrong. If the Company is unable to obtain additional financing when needed, it will likely be forced to cease operations.

Certain Important Factors

     In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

     o Need for Additional Financing. The Company believes that its current cash balances, including the proceeds received on March 10, 2000 from advances under the notes issued under the Investment Agreement described above, will be sufficient to fund the Company's operations through June 30, 2000. Accordingly, the report of the independent auditors on the Company's 1999 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Based on additional advances the Company expects to receive in 2000 under the Investment Agreement if the Company signs a definitive distribution agreement for its CapnoProbe product and the Company's stockholders approve the conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders and payments the Company expects to receive in 2000 if it signs a definitive distribution agreement for its CapnoProbe product, the Company believes that it will have sufficient cash to fund its operations through 2000. There can be no assurance, however, that the Company will enter into a definitive distribution agreement for its CapnoProbe product, obtain the approval of the conversion of the notes into units by the Company's stockholders or otherwise obtain additional financing on satisfactory terms, or at all. In addition, the Company has based its estimates of how long its cash balances will last on assumptions that may prove to be wrong. If the Company is unable to obtain additional financing when needed, it will likely be forced to cease operations. Additionally, any additional equity financings may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve restrictive covenants on the Company's business.

     o Development and Commercialization of CapnoProbe. The Company's future success will depend, in large part, on successful development and commercialization of the CapnoProbe product. The Company is in the later stages of developing and testing prototypes and is currently engaged in human clinical trials of the CapnoProbe product. The Company has set up one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company projects that the product will be available for limited release in 2000 and full commercial release in the first quarter of 2001. The Company has not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

     o Completion of Corporate Alliance or Business Combination. In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, to serve as financial advisor to the Company. The Company continues to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 2000, the Company signed a non-binding letter of intent with a major supplier of medical products and services to negotiate a definitive agreement for the Company's CapnoProbe product.

          There can be no assurance that the Company will be able to enter into a definitive distribution agreement for its CapnoProbe product with this party or otherwise complete a transaction with terms favorable to the Company.

     o Nasdaq Listing Requirements. The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "OPSI." In order to be listed on the Nasdaq National Market, the Company must maintain total net tangible assets of at least $4.0 million. As of December 31, 1999, the Company had total net tangible assets of approximately $2.8 million. On March 10, 2000, the Company entered into an Investment Agreement with two of the Company's principal stockholders, Circle F Ventures, LLC, a Georgia limited liability company, and Special Situations Fund III, L.P., a Delaware limited partnership, pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3.0 million. The Company received advances under the notes in the aggregate amount of $1.4 million on March 10, 2000. The $1.4 million received by the Company, however, will not count towards the $4.0 million net tangible asset requirement until the amount is converted into equity. The Company has the right to request additional advances up to the aggregate principal amount of $1.6 million at any time during the 60 day period beginning on the first day after both of the following have occurred: (1) the Company executes a definitive distribution agreement for the Company's CapnoProbe product with a major medical company, and (2) the stockholders of the Company have approved the conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders. The Company's right to request additional advances will expire on June 15, 2000.

          In addition to the net tangible asset requirement, the closing bid price for the Company's Common Stock cannot be less than $1.00 per share for 30 consecutive days. The closing bid price for the Company's Common Stock has been less than $1.00 per share on several occasions within the last year, but never for 30 or more consecutive days. If, in the future, the Company had less than $4.0 million in total net tangible assets but more than $2.0 million in total net tangible assets, the Company's Common Stock would be eligible for quotation on the Nasdaq Small Cap Market, provided that the $1.00 minimum bid price requirement was met. If the Common Stock was not eligible for either the Nasdaq National Market or the Nasdaq Small Cap Market, it would likely be quoted in the "over-the-counter" market and eligible to trade on the OTC bulletin board. If the Company's Common Stock traded on the OTC bulletin board, trading, if any, would be subject to the "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's Common Stock could be adversely affected.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and Independent Auditors' Report thereon on pages 25 to 45 of this Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Directors, Executive Officers, Promoters and Control Persons

     The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Election of Directors--Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Certain Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1. Financial Statements.

          The following Financial Statements of the Company are set forth herein:

          Financial Statements                                             Page
          --------------------                                             ----

          Report of Independent Auditors...............................     25

          Balance Sheets as of December 31, 1999 and 1998..............     26

          Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997.............................     27

          Statement of Shareholders' Equity for the years ended
          December 31, 1999, 1998 and 1997.............................     28

          Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997.............................     29

          Notes to Financial Statements................................  30-45

          2. Financial Statement Schedules.

          All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

          3. Exhibits

          The exhibits to this Report are listed in the Exhibit Index on pages 18 to 22 below.

          A copy of the exhibits referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 29, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park V Minneapolis, Minnesota 55344; Attn: Stockholder Information.

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

          C. 1993 Stock Option Plan, as amended.

          D. Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan.

          E. Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan.

          F. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

          G. Employee Stock Purchase Plan.

          H. Board Advisory Agreement between the Company and Sam B. Humphries.

          I. Letter Agreement between the Company and Sam B. Humphries.

          J. Executive Severance Pay Plan.

     (b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OPTICAL SENSORS INCORPORATED


Dated:  March 29, 2000                 By:   /s/ Paulita M. LaPlante
                                          -------------------------------------
                                          Paulita M. LaPlante
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2000 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                 Title
----                                 -----

/s/ Paulita M. LaPlante              President, Chief Executive Officer and
--------------------------------     Director (principal executive officer)
Paulita M. LaPlante


/s/ Wesley G. Peterson               Chief Financial Officer, Vice President
--------------------------------     of Finance and Administration and
Wesley G. Peterson                   Secretary (principal financial and
                                     accounting officer)


/s/ Richard B. Egen                  Director
--------------------------------
Richard B. Egen


/s/ Sam B. Humphries                 Director
--------------------------------
Sam B. Humphries


/s/ Richard J. Meelia                Director
--------------------------------
Richard J. Meelia


/s/ Demetre M. Nicoloff, M.D.        Director
--------------------------------
Demetre M. Nicoloff, M.D.


/s/ Gary A. Peterson                 Director
--------------------------------
Gary A. Peterson

                          OPTICAL SENSORS INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item No.                         Item                                                Method of Filing
--------                         ----                                                ----------------
3.1          Restated Certificate of Incorporation of the          Incorporated   by   reference   to  Exhibit  3.3
             Company.                                              contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

3.2          Certificate of Designation, Preferences and           Incorporated   by   reference   to  Exhibit  3.2
             Rights of Series A Junior Preferred Stock.            contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1998
                                                                   (File No. 0-27600).

3.3          Bylaws of the Company, as amended.                    Incorporated   by   reference   to  Exhibit  3.3
                                                                   contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1998
                                                                   (File No. 0-27600).

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

4.4          Warrant dated November 6, 1992 issued to              Incorporated   by   reference   to  Exhibit  4.8
             Comdisco, Inc.                                        contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

4.5          Warrant Dated August 31, 1995 issued to               Incorporated   by   reference   to  Exhibit  4.9
             Comdisco, Inc.                                        contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).


4.6          Rights Agreement dated as of December 3, 1996         Incorporated   by   reference   to  Exhibit  4.1
             between the Company and Norwest Bank Minnesota,       contained  in the  Company's  Current  Report on
             N.A.                                                  Form  8-K  dated  December  3,  1996  (File  No.
                                                                   0-27600).

4.7          Amendment No. 1 to Rights Agreement dated as of       Incorporated   by   reference  to  Exhibit  10.1
             March 10, 2000 between the Company and Norwest        contained  in the  Company's  Current  Report on
             Bank Minnesota, N.A.                                  Form  8-K  dated   March  10,   2000  (File  No.
                                                                   0-27600).

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

10.3         Registration Rights Agreement, dated April 28,        Incorporated   by   reference  to  Exhibit  10.9
             1992, as amended                                      contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

10.4         1989 Omnibus Stock Option Plan, as amended            Incorporated   by  reference  to  Exhibit  10.11
                                                                   contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

10.5         1991 Stock Option Plan, as amended                    Incorporated   by  reference  to  Exhibit  10.12
                                                                   contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

10.6         1993 Stock Option Plan, as amended                    Filed herewith electronically.

10.7         Form of Non-Statutory Stock Option Agreement for      Incorporated   by  reference  to  Exhibit  10.21
             Nonemployees pursuant to 1993 Stock Option Plan       contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

10.8         Form of Non-Statutory Stock Option Agreement for      Incorporated   by  reference  to  Exhibit  10.18
             Nonemployee Directors pursuant to 1993 Stock          contained   in   the   Company's    Registration
             Option Plan                                           Statement on Form S-1 (File No. 33-99904).


10.9         Form of Incentive Stock Option Agreement for          Incorporated   by  reference  to  Exhibit  10.19
             Employees pursuant to 1993 Stock Option Plan          contained   in   the   Company's    Registration
                                                                   Statement on Form S-1 (File No. 33-99904).

10.10        Employee Stock Purchase Plan                          Incorporated   by   reference  to  Exhibit  99.1
                                                                   contained   in   the   Company's    Registration
                                                                   Statement on Form S-8 (File No. 333-17493).

10.11        First Amendment to Lease Agreement dated April        Incorporated   by  reference  to  Exhibit  10.21
             26, 1996 between First Industrial Financing           contained  in the  Company's  Annual  Report  on
             Partnership, L.P. and the Company.                    Form 10-K for the year ended  December  31, 1996
                                                                   (File No. 0-27600).

10.12        Supply Agreement dated August 22, 1996 between        Incorporated   by  reference  to  Exhibit  10.22
             the Company and Marquette Electronics, Inc.  (1)      contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1996
                                                                   (File No. 0-27600).

10.13        Manufacturing Supply Agreement dated September        Incorporated   by  reference  to  Exhibit  10.23
             10, 1996 between the Company and SpecTran             contained  in the  Company's  Annual  Report  on
             Specialty Optics Company.  (1)                        Form 10-K for the year ended  December  31, 1996
                                                                   (File No. 0-27600).

10.14        Purchase Order dated February 21, 1997 between        Incorporated   by  reference  to  Exhibit  10.24
             the Company and SeaMED Corporation.  (1)              contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1996
                                                                   (File No. 0-27600).

10.15        Second Amendment to Lease Agreement, dated April      Incorporated   by  reference  to  Exhibit  10.21
             14, 1997, between First Industrial Financing          contained  in the  Company's  Annual  Report  on
             Partnership, L.P. and the Company.                    Form 10-K for the year ended  December  31, 1997
                                                                   (File No. 0-27600)

10.16        Master Equipment Lease dated June 15, 1997            Incorporated   by  reference  to  Exhibit  10.22
             between Phoenix Leasing Incorporated and the          contained  in the  Company's  Annual  Report  on
             Company                                               Form 10-K for the year ended  December  31, 1997
                                                                   (File No. 0-27600)


10.17        Amendment No. 1 to Master Equipment Lease dated       Incorporated   by  reference  to  Exhibit  10.23
             August 15, 1997 between Phoenix Leasing               contained  in the  Company's  Annual  Report  on
             Incorporated and the Company                          Form 10-K for the year ended  December  31, 1997
                                                                   (File No. 0-27600)

10.18        Private Label Reseller Agreement dated as of          Incorporated   by   reference  to  Exhibit  10.1
             January 7, 1998 between the Company and               contained  in the  Company's  Current  Report on
             Instrumentation Laboratory Company.  (1)              Form  8-K,  dated  January  7,  1998  (File  No.
                                                                   0-27600).

10.19        Stock Purchase Agreement dated as of January 7,       Incorporated   by   reference  to  Exhibit  10.2
             1998 between the Company and Group CH Werfen,         contained  in the  Company's  Current  Report on
             S.A.                                                  Form  8-K,  dated  January  7,  1998  (File  No.
                                                                   0-27600).

10.20        OEM Agreement dated February 5, 1998 between the      Incorporated   by  reference  to  Exhibit  10.26
             Company and Marquette Medical Systems, Inc. (1)       contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1997
                                                                   (File No. 0-27600)

10.21        Patent License Agreement dated July 20, 1998          Incorporated   by   reference  to  Exhibit  10.1
             between the Company and the Institute of              contained in the Company's  Quarterly  Report on
             Critical Care Medicine (1)                            Form 10-Q for the quarter  ended  September  30,
                                                                   1998 (File No. 0-27600)

10.22        Board Advisory Agreement dated September 11,          Incorporated   by  reference  to  Exhibit  10.23
             1998 between the Company and Sam B. Humphries         contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1998
                                                                   (File No. 0-27600).

10.23        Letter Agreement dated September 14, 1998             Incorporated   by  reference  to  Exhibit  10.24
             between the Company and Sam B. Humphries              contained  in the  Company's  Annual  Report  on
                                                                   Form 10-K for the year ended  December  31, 1998
                                                                   (File No. 0-27600).

10.24        Executive Severance Pay Plan                          Incorporated  by  reference  to Exhibit  10.1 to
                                                                   the Company's  Quarterly Report on Form 10-Q for
                                                                   the quarter  ended  September 30, 1999 (File No.
                                                                   0-27600)

10.25        Third Amendment to Lease Agreement dated              Filed herewith electronically.
             September 3, 1999 between First Industrial
             Financing Partnership, L.P. and the Company


23.1         Independent Auditors' Consent                         Filed herewith electronically.

27.1         Financial Data Schedule                               Filed herewith electronically.

-----------------
(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                              Financial Statements

                          Optical Sensors Incorporated

                  Years ended December 31, 1999, 1998 and 1997

                          Optical Sensors Incorporated

                              Financial Statements


                  Years ended December 31, 1999, 1998 and 1997




                                    Contents

Report of Independent Auditors.............................................1

Audited Financial Statements

Balance Sheets.............................................................2
Statements of Operations...................................................3
Statements of Shareholders' Equity.........................................4
Statements of Cash Flows...................................................5
Notes to Financial Statements..............................................6

                         Report of Independent Auditors


Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheets of Optical Sensors Incorporated as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 15 to the financial statements, the Company's recurring losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management plans as to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 28, 2000

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                               December 31
                                                                          1999            1998
                                                                      ------------    ------------
Assets
Current assets:
   Cash and cash equivalents ......................................   $  1,450,872    $  8,079,871
   Accounts receivable ............................................         52,516         162,858
   Inventories ....................................................      1,305,065       1,846,294
   Prepaid expenses and other current assets ......................         29,418          99,610
                                                                      ------------    ------------
Total current assets ..............................................      2,837,871      10,188,633

Property and equipment:
   Leased equipment ...............................................      1,157,989       1,017,953
   Research and development equipment .............................        742,971         740,444
   Leasehold improvements .........................................        340,802         339,614
   Furniture and equipment ........................................        161,048         148,621
   Marketing equipment ............................................      1,004,840       1,004,840
   Production equipment ...........................................        478,919         460,118
                                                                      ------------    ------------
                                                                         3,886,569       3,711,590
   Less accumulated depreciation ..................................     (2,975,140)     (1,866,074)
                                                                      ------------    ------------
                                                                           911,429       1,845,516
Other assets:
   Patents, net ...................................................        530,198         513,547
   Other assets ...................................................         16,278          16,833
                                                                      ------------    ------------
                                                                           546,476         530,380
                                                                      ------------    ------------
Total assets ......................................................   $  4,295,776    $ 12,564,529
                                                                      ============    ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ...............................................   $    110,595    $    353,563
   Employee compensation ..........................................        134,372         441,917
   Other liabilities and accrued expenses .........................         75,499          29,714
   Obligations under capital lease, current portion ...............        516,487         260,319
                                                                      ------------    ------------
Total current liabilities .........................................        836,953       1,085,513

Obligations under capital lease, less current portion .............        104,108         494,909

Shareholders' equity:
   Preferred stock, par value $.01 per share
     Authorized shares--5,000,000 .................................              -               -
   Common stock, par value $.01 per share:
     Authorized shares--30,000,000
     Issued and outstanding shares 1999--8,935,304; 1998--8,829,401         89,353          88,294
   Additional paid-in capital .....................................     69,416,688      69,317,467
   Accumulated deficit ............................................    (66,151,326)    (58,366,050)
   Deferred compensation ..........................................              -         (55,604)
                                                                      ------------    ------------
Total shareholders' equity ........................................      3,354,715      10,984,107
                                                                      ------------    ------------
Total liabilities and shareholders' equity ........................   $  4,295,776    $ 12,564,529
                                                                      ============    ============

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations



                                                                            Year ended December 31
                                                                    1999               1998              1997
                                                                ------------       ------------    --------------
Net sales                                                        $   134,131       $  1,018,864      $    140,936
Cost of goods sold                                                (2,045,183)        (2,905,566)       (2,195,714)
                                                                 -----------       ------------      ------------
Gross margin                                                      (1,911,052)        (1,886,702)       (2,054,778)

Operating expenses:
   Research and development                                        3,115,075          4,248,029         4,975,037
   Selling, general and administrative                             2,852,975          6,284,904         5,496,772
                                                                 -----------       ------------      ------------
Total operating expenses                                           5,968,050         10,532,933        10,471,809
                                                                 -----------       ------------      ------------

Operating loss                                                    (7,879,102)       (12,419,635)      (12,526,587)

Interest expense                                                     (83,709)           (95,043)          (21,143)
Interest income                                                      184,979            723,387         1,267,805
Other expense                                                         (7,444)           (26,039)          (53,433)
                                                                 -----------       ------------      ------------
                                                                      93,826            602,305         1,193,229
                                                                 -----------       ------------      ------------
Net loss                                                         $(7,785,276)      $(11,817,330)     $(11,333,358)
                                                                 ===========       ============      ============

Net loss per common share:
   Basic and diluted                                                $(.88)            $(1.34)           $(1.35)

Shares used in calculation of net loss per share:
   Basic and diluted                                               8,868,742          8,819,000         8,375,000


See accompanying notes.

                          Optical Sensors Incorporated

                       Statements of Shareholders' Equity

                          Year ended December 31, 1999



                                                 Common Stock      Additional                                  Note
                                            -------------------    Paid-in     Accumulated     Deferred      Receivable
                                             Shares     Amount     Capital        Deficit     Compensation  from Officer    Total
                                            ---------   -------  -----------  ------------    ------------  ------------ ----------
Balance at December 31, 1996                8,341,497   $83,415  $66,974,345  $(35,215,362)   $(547,774)   $(245,000)   $31,049,624
Issuance of common stock upon exercise
 of options and warrants and employee
 stock purchase plan                           59,057       591       97,093             -            -            -         97,684
Value assigned to warrants in connection
 with debt and lease financing                      -         -       16,932             -            -            -         16,932
Amortization of deferred compensation               -         -            -             -      325,984            -        325,984
Net loss                                            -         -            -   (11,333,358)           -            -    (11,333,358)
                                            ---------   -------  -----------  ------------    ---------    ---------   ------------
Balance at December 31, 1997                8,400,554    84,006   67,088,370   (46,548,720)    (221,790)    (245,000)    20,156,866

Issuance of common stock in connection
 with private placement                       441,203     4,412    2,192,779             -            -            -      2,197,191
Issuance of common stock upon
 exercise of options and warrants and
 employee stock purchase plan                  28,477       284       55,696             -            -            -         55,980
Value assigned to warrants in
 connection with debt and lease financing           -         -       16,964             -            -            -         16,964
Forfeiture of common stock                    (40,833)     (408)     (36,342)            -            -       36,750              -
Payment on note receivable                          -         -            -             -            -      208,250        208,250
Amortization of deferred compensation               -         -            -             -      166,186            -        166,186
Net loss                                            -         -            -   (11,817,330)           -            -    (11,817,330)
                                            ---------   -------  -----------  ------------    ---------    ---------   ------------
Balance at December 31, 1998                8,829,401    88,294   69,317,467   (58,366,050)     (55,604)           -     10,984,107

Issuance of common stock upon exercise of
 options and warrants and employee stock
 purchase plan                                105,903     1,059       95,983             -            -            -         97,042
Value assigned to warrants in connection
 with debt and lease financing                      -         -        3,238             -            -            -          3,238
Amortization of deferred compensation               -         -            -             -       55,604            -         55,604
Net loss                                            -         -            -    (7,785,276)           -            -     (7,785,276)
                                            ---------   -------  -----------  ------------    ---------      -------   ------------
Balance at December 31, 1999                8,935,304   $89,353  $69,416,688  $(66,151,326)   $       -      $     -   $  3,354,715
                                            =========   =======  ===========  ============    =========      =======   ============

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                                                            Year ended December 31
                                                                    1999               1998              1997
                                                                 -----------       ------------      ------------
Operating activities
Net loss                                                         $(7,785,276)      $(11,817,330)     $(11,333,358)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                 1,276,108          1,059,306           510,537
     Deferred compensation amortization                               55,604            166,186           325,984
     Writedown of inventories                                              -                  -           445,706
     Amortization of warrants in connection with debt and
       lease financing                                                 3,238             16,964            16,932
     Changes in operating assets and liabilities:
       Receivables                                                   110,342           (135,758)           63,940
       Inventories                                                   437,529             62,253        (1,531,286)
       Prepaid expenses and other assets                              (5,824)          (116,065)           28,085
       Accounts payable and accrued expenses                        (504,728)           (18,512)         (475,867)
                                                                 -----------       ------------      ------------
Net cash used in operating activities                             (6,413,007)       (10,782,956)      (11,949,327)

Investing activities
Purchases of property and equipment (net)                            (38,365)          (491,929)       (1,127,097)
                                                                 -----------       ------------      ------------
Net cash used in investing activities                                (38,365)          (491,929)       (1,127,097)

Financing activities
Net proceeds from issuance of common stock                            97,042          2,253,171            97,684
Proceeds from note receivable                                              -            208,250                 -
Payments on obligations under capital leases                        (274,669)          (207,795)          (54,930)
                                                                 -----------       ------------      ------------
Net cash (used in) provided by financing activities
                                                                    (177,627)         2,253,626            42,754
                                                                 -----------       ------------      ------------

Decrease in cash and cash equivalents                             (6,628,999)        (9,021,259)      (13,033,670)
Cash and cash equivalents at beginning of year                     8,079,871         17,101,130        30,134,800
                                                                 -----------       ------------      ------------
Cash and cash equivalents at end of year                         $ 1,450,872       $  8,079,871      $ 17,101,130
                                                                 ===========       ============      ============



Supplementary Disclosure of Non-Cash Transactions: In 1998, the Company received 40,833 forfeited shares of common stock and forgave $36,750 on the note receivable from officer. The Company also acquired property and equipment of $140,036, $338,061 and $679,892 under capital lease obligations during the years ended December 31, 1999, 1998 and 1997, respectively.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 1999


1. Business Activity

Optical Sensors Incorporated (the "Company") is engaged in developing, manufacturing and marketing fiberoptic chemical sensors used in the monitoring of key physiologic parameters for medically unstable patients. The Company was incorporated on May 23, 1989 and reincorporated in Delaware on January 4, 1996. Prior to 1998 the Company was considered a development stage company.

In January 1999, the Company announced that it had engaged Volpe Brown Whelan & Company, LLC, investment bankers, to explore on behalf of the Company strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 1999, the Company suspended direct sales activity of the SensiCath System and reduced associated expenses and personnel to focus its resources on the CapnoProbe SL(TM). This reduction resulted in severance costs of $304,000 that were recognized in 1999. During 1999 and through the date of this report, the Company has continued in these efforts.

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

                          Optical Sensors Incorporated

2. Summary of Significant Accounting Policies (continued)

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over sixty months. Accumulated amortization was $89,396 and $59,920 at December 31, 1999 and 1998, respectively.

Impairment of Long-Lived Assets

Management reviews the Company's long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset's value will be adjusted appropriately.

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

                          Optical Sensors Incorporated

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Revenue Recognition

Sales are recorded when product is shipped.

Advertising

Advertising costs are charged to operations in the year incurred. The amounts in 1999, 1998 and 1997 were not material.

Net Loss Per Share

The net loss per share has been computed in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The basic and diluted per share amounts are the same.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform with the current year presentation.

                          Optical Sensors Incorporated

3. Private Label Reseller Agreement

In January 1998, the Company entered into an agreement with Instrumentation Laboratory Company (IL) for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM Instruments. IL would market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM. The Company agreed to supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company also agreed to supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retained the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. IL is required to purchase sufficient quantities of products from the Company under the agreement that will result in preestablished annual minimum revenues to the Company. During 1998, IL did not achieve the quota requirements and the Company exercised its right to convert IL's exclusive right to a non-exclusive right.

In April 1999, the Company initiated an arbitration proceeding against IL by filing a demand for arbitration with the American Arbitration Association. The Company is seeking a declaration that it has no further limitations or obligations with respect to IL under the January 1998 agreement. In addition, the Company is seeking monetary damages based on various legal theories, including breach of the agreement by IL for failing to adequately promote and sell the Company's SensiCath System as required under the agreement. IL has filed a counterclaim also seeking damages from the Company. The arbitration proceeding is pending.

4. Common Stock

In January 1998, the Company sold 441,203 shares of common stock to Instrumentation Laboratory Company (IL) at a price of $5.00 per share that resulted in proceeds of $2,197,191, net of expenses related to the sale. The Company granted IL and its affiliates certain preemptive rights to participate in future sales of equity securities by the Company, and certain demand and incidental registration rights under a registration rights agreement previously entered into by the Company and shareholders that purchased shares of stock in private transactions prior to the Company's initial public offering in February 1996. IL was prohibited from selling or otherwise transferring its shares of common stock for a period of one year, except to an affiliate or pursuant to the exercise

                          Optical Sensors Incorporated

4. Common Stock (continued)

of its registration rights. IL and its affiliates are also subject to certain stand still provisions for a period of five years that prohibit them from (a) acquiring more than 5.0% of the Company's outstanding common stock, (b) entering into a voting agreement with respect to the shares IL purchased from the Company, (c) participating in any proxy solicitation or becoming a participant in an election contest, or (d) joining a group for the purpose of acquiring, holding, voting or disposing of shares of common stock.

Shareholder Rights Plan

In December 1996, the Company's Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right (the "Right") for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of series A junior preferred stock for $90. The rights become exercisable if a person or group acquires 24 percent or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group acquires 24 percent or more of the Company's outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $.001 per Right at any time before, or, in certain circumstances, within 10 days (subject to extension) following the announcement that a person has acquired 24 percent or more of the Company's outstanding common stock. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

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

                          Optical Sensors Incorporated

5. Convertible Preferred Stock

The Company had sold certain series (A through E) of convertible preferred stock beginning in 1991 and going through 1995. Upon completion of the Company's initial public offering of common stock in February 1996, all shares of outstanding convertible preferred stock were converted into 4,766,974 shares of common stock.

In conjunction with the sale of the series C convertible preferred stock in 1993, the Company had issued warrants to a placement agent to purchase 79,869 shares of common stock at $7.38 per share. These warrants were exercised in 1997 resulting in 14,376 shares of common stock being issued in a "cashless" transaction.

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

At December 31, 1999, warrants to purchase 59,567 shares of common stock at $3.15 per share remain outstanding. All other warrants have expired or been exercised. The remaining warrants expire in 2000.

6. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that expires on May 31, 2000. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $516,000, $677,000 and $870,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                          Optical Sensors Incorporated

6. Leases (continued)

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 1999 are as follows:

   Year ending December 31:
     2000                                            $108,000
     2001                                              14,000
     2002                                               8,000
                                                     --------
                                                     $130,000
                                                     ========

Certain of the operating leases contain end of the lease purchase options which have historically averaged 23% of the original cost of the equipment. Should the Company not be able to return assets under existing operating leases, the end of the lease purchase options could reach a total of approximately $80,000.

In connection with the operating lease agreements, the Company has issued warrants to the leasing company to purchase 12,222 shares of common stock at $9.00 per share and 11,904 shares of common stock at $3.15 per share. These warrants expire in 2002 and 2005, respectively.

Capital Leases

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company was allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 1999 and 1998 were approximately $1,158,000 and $1,018,000, respectively, with a related obligation of $620,595 and $755,228 at December 31, 1999 and 1998, respectively. The term of each lease schedule under the agreement is 42 months with payments due the first of each month.

                          Optical Sensors Incorporated

6. Leases (continued)

Future payments under capital leases are as follows:

   2000                                                           $591,000
   2001                                                            104,000
   2002                                                              6,000
   2003                                                                  -
                                                                  --------
                                                                   701,000
   Less amount representing payment of interest                     80,405
                                                                  --------
                                                                   620,595
   Less current portion                                            516,487
                                                                  --------
   Long-term capital lease obligations                            $104,108
                                                                  ========

The equipment lease agreement contains an "advance pay" provision that requires the Company to prepay an amount equal to soft costs (tooling, software, etc.) that exceed 25% of the total drawdown. The Company has entered into an additional agreement whereby they signed a note agreement that rescheduled an end of lease obligation totaling $238,000 into twelve monthly installments beginning January 2000. The total payments under the note are included in the payment schedule above.

7. Income Taxes

At December 31, 1999, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $60,225,000 plus research and development tax credit carryforwards of approximately $1,723,000. These carryforwards are available to offset future taxable income through 2014.

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

                          Optical Sensors Incorporated

7. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31
                                                   1999              1998
                                               ------------      ------------
   Deferred tax assets:
     Net operating loss carryforwards          $ 21,278,000      $ 18,800,000
     Tax credit carryforwards                     1,723,000         1,556,000
     Deferred compensation on stock options         809,000           788,000
     Vacation accrual                                43,000            86,000
     Inventory valuation                            141,000                 -
     Book over tax depreciation                     324,000           293,000
                                               ------------      ------------
   Total deferred tax assets                     24,318,000        21,523,000

   Deferred tax liabilities:
     Other                                           33,000            33,000
                                               ------------      ------------
   Total deferred tax liabilities                    33,000            33,000
                                               ------------      ------------
   Net deferred tax assets                       24,285,000        21,490,000
   Valuation allowance                          (24,285,000)      (21,490,000)
                                               ------------      ------------
                                               $          -      $          -
                                               ============      ============

                          Optical Sensors Incorporated

8. Stock Options

The Company has three stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees and consultants of the Company. Option activity is summarized as follows:


                                                     Options      Weighted
                                                   Outstanding    Average
                                       Shares      -----------    Exercise
                                     Available        Total      Price Per
                                     for Grant       Shares        Share
                                     ----------      ---------   ---------
   Balance at December 31, 1996         193,164        734,008      $3.11
     Granted                           (148,205)       148,205       5.22
     Options canceled                    24,986        (24,986)      5.71
     Options exercised                        -        (40,032)      1.28
                                     ----------      ---------
   Balance at December 31, 1997          69,945        817,195       3.50
     Additional shares reserved         699,464              -          -
     Granted                         (1,383,870)     1,383,870       2.75
     Options canceled                   695,573       (695,573)      5.57
     Options exercised                        -        (16,423)      1.39
                                     ----------      ---------
   Balance at December 31, 1998          81,112      1,489,069       1.84
     Granted                           (100,000)       100,000       1.25
     Options canceled                   306,874       (306,874)      2.29
     Options exercised                        -       (102,260)       .90
                                     ----------      ---------
   Balance at December 31, 1999         287,986      1,179,935      $1.76
                                     ==========      =========

The weighted average fair value of options granted is $1.07, $2.20 and $3.02 for the years ended December 31, 1999, 1998 and 1997, respectively.

The exercise price of options outstanding at December 31, 1999 ranged from $-0-to $13.00 per share, as summarized in the following table:



                             Options Outstanding                           Options Exercisable
                ----------------------------------------------        ----------------------------
                                              Weighted Average
                            Weighted Average      Remaining                       Weighted Average
   Range of                  Exercise Price      Contractual                       Exercise Price
Exercise Price     Number      Per Share            Life                Number      Per Share
--------------- ---------   ----------------  ----------------        --------    ----------------
$ .00 to $ 1.25   361,797       $ .65             5.8 years           257,463          $ .90
 1.69             727,686        1.69             8.4 years           152,581           1.69
 2.70 to  13.00    90,452        4.22             5.0 years            74,452           4.12
                ---------                         ---------           -------
      Total     1,079,935       $1.76             7.5 years           484,496          $1.86
                =========                         =========           =======


                          Optical Sensors Incorporated

8. Stock Options (continued)

The number of options exercisable at December 31, 1999, 1998 and 1997 was 484,496, 410,341 and 349,646, respectively, at a weighted average exercise price per share of $1.86, $2.14 and $3.50, respectively.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1999         1998         1997
                                     ----------   ----------    -------

   Expected stock price volatility      97%           86%         75%
   Risk-free interest rate              6.5%         5.5%         6.5%
   Expected life of options          7.25 years   7.25 years    7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1999          1998          1997
                                       ----------    -----------    -----------

   Pro forma net loss                  $8,164,800    $12,597,330    $11,714,634
   Pro forma, basic and diluted net
    loss per common share                 $.92         $1.43           $1.40

                          Optical Sensors Incorporated

8. Stock Options (continued)

These pro forma amounts may not be indicative of future years' amounts since Statement 123 provides for a phase-in of option values beginning with those granted in 1995.

Deferred Compensation

In August 1995, the Company recognized deferred compensation of $2,179,693. The amount represented the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of certain options over the aggregate exercise price of such options. The related options were those granted during the period June 17, 1995 through October 3, 1995 to purchase a total of 971,640 shares of common stock at exercises prices ranging from $.90 to $2.70 per share. The deferred compensation was recognized as expense over the vesting periods through 1999.

9. Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine ("ICCM") which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company is obligated to pay ICCM minimum annual royalties of $300,000 (quarterly payments of $75,000 beginning with the quarter ended September 1998) for five years in order to maintain exclusivity. The Company may elect, on one year's written notice, not to make the annual minimum payment of $300,000 but ICCM would then have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company is also obligated to meet certain product development milestones under the license agreement.

                          Optical Sensors Incorporated

9. Technology Agreements (continued)

In September 1995, the Company entered into an agreement with Marquette Medical Systems, Inc. ("Marquette") to acquire exclusive ownership of certain technology that had been jointly developed by the Company and Marquette. In consideration for the technology, the Company agreed to pay $2,000,000 payable as follows:
$500,000 upon execution of the agreement, $500,000 upon completion of the technology, $500,000 once the product has been sold and installed in 20 hospitals and $500,000 once the product has been sold and installed in an additional 50 hospitals. The Company also agreed to pay $50,000 per month for engineering and technical support from August 1, 1995 through January 31, 1998. As of December 31, 1999, Marquette has not met the placement goals and the Company does not expect them to in the foreseeable future.

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

10. Purchase Commitments

The Company has entered into purchase commitments with two companies for the purchase of SensiCath instrumentation inventory. Under the terms of the agreements, the Company has agreed to purchase, under a specified pricing structure, a fixed number of units. Based on discussions with the two vendors, the Company believes the vendors will not enforce the purchase commitments and no additional payments will be required.

                          Optical Sensors Incorporated

11. Employment Agreement

The Company had an employment agreement (the "agreement") with the former President and Chief Executive Officer of the Company. In connection with the agreement, the Company granted the President options to purchase 121,162 shares of common stock at a price of $9.00 per share. In August of 1995, these options were canceled, and the Board of Directors granted the President a non-statutory option to purchase 272,222 shares of common stock at a price of $.90 per share.

In September 1995, the former President exercised this option. The right to retain certain of the shares was subject to the former President's continued employment through August 2, 1999. As payment for the shares, the former President executed a $245,000 promissory note, payable in full on August 1, 1998, at an interest rate of 5.91%. The note was secured by the shares of common stock and proceeds of any dividend or other distribution attributable to the shares. During 1998, the President made a $208,250 principal payment on the note plus accrued interest, and the Company forgave the remaining principal balance of $36,750. The Company also entered into a board advisory agreement with the former President and Chief Executive Officer that provided for a payment of $50,000 in April 1999.

12. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which will not violate provisions of the Plan or cause the Plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the Plan in 1999, 1998 and 1997.

                          Optical Sensors Incorporated

13. Employee Stock Purchase Plan

In December 1996, the Company adopted an Employee Stock Purchase Plan. Eligible employees can authorize payroll withholdings in each pay period to be designated for stock purchase. Payroll deductions cannot exceed 10% of total compensation and no more than 1,500 shares may be purchased by any one employee in one offering period. There are four three-month offering periods in each year. Employees may purchase shares of common stock at the end of each three-month offering period at a price equal to 85% of the market price on the first or last day of the offering period, whichever is lower. Shares issued under the plan during the years ended December 31, 1999 and 1998 were 3,643 and 12,054, respectively.

14. Subsequent Event

Investment Agreement

On March 10, 2000, the Company entered into an Investment Agreement with certain investors whereby the investors would provide up to $3,000,000 of funding to the Company. The funding is in the form of Convertible Promissory Notes (the "Notes") and has three elements as follows:

     o    $1,400,000 immediately upon execution of the Agreement.

     o $600,000 upon request of the Company within the 60-day period beginning after the Company has executed a definitive distribution agreement for the Company's CapnoProbe product and the Company has obtained shareholder approval of the conversion of the additional funding into "units" (as defined below).

     o $1,000,000 upon request of the Company and under similar circumstances as noted above for the $600,000.

The period during which the Company can request the $600,000 and $1,000,000 additional fundings ends no later than June 15, 2000.

                          Optical Sensors Incorporated

14. Subsequent Event (Continued)

The Notes are convertible into units, each unit consisting of 50,000 shares of the Company's common stock, and a warrant to purchase 12,500 shares of common stock, at a conversion price of $50,000 per unit subject to adjustment of the conversion price as set forth in the Notes agreement. The Notes shall not bear interest and shall be due and payable in full one year from the date of issuance. However, if the Notes are not paid in full or converted into units within the one-year period, any remaining unpaid balance shall bear interest at the rate of 10% per year until paid in full.

The initial $1,400,000 of Notes will automatically convert into units thirty days after written notice from the Company that a distribution agreement has been executed by the Company and a major medical company. The $600,000 and $1,000,000 of Notes will automatically convert into units thirty days after the date of such fundings.

The warrants will be exercisable for five years from the date of issuance. Each warrant will allow the bidder to purchase a share of the Company's common stock at a price of $1.00 subject to adjustment according to the terms of the warrant.

15. Going Concern

Recurring losses from operations, including $7,785,276 for 1999, have resulted in an accumulated deficit of $66,151,326. The Company's ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. Although the Company has entered into an Investment Agreement (see Note
14) that would provide up to $3,000,000 of funding, $1,600,000 of that funding is dependent on the Company executing a definitive distribution agreement for the Company's CapnoProbe and obtaining shareholder approval of the conversion of the additional funding into units (as defined in Note 14). The Company is currently in negotiations with an outside party that the Company believes will result in executing a definitive distribution agreement. The Company also believes it will obtain shareholder approval for the conversion of the additional funding. The Company believes that the funding raised under a Distribution Agreement and the Investing Agreement will satisfy its cash requirements for at least the next twelve months. However, there can be no assurance that the Company will be successful in executing a definitive distribution agreement and/or that the Company will be able to obtain the necessary shareholder approval.