Form 10-K/A
period 1999-12-31
OPTICAL SENSORS INC
filed 2000-04-18
CIK 907658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                  FORM 10-K/A

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

================================================================================

Item 6. SELECTED FINANCIAL DATA.

                                                          Years Ended December 31,
                                     -------------------------------------------------------------------
                                       1999          1998          1997           1996           1995
                                     --------     ---------    -----------     ----------     ----------
                                                    (in thousands, except per share data)
Statements of Operations Data

Net sales.....................       $    134     $   1,019     $      141     $      163     $       --
Operating expenses............          5,968        10,533         10,472          9,734          8,249
Loss from operations..........         (7,879)      (12,420)       (12,527)       (10,941)        (8,249)
Interest income, net..........            101           628          1,193          1,555            118
Net loss......................         (7,785)      (11,817)       (11,333)        (9,385)        (8,131)
Net loss per common share,
  basic and diluted...........           (.88)        (1.34)         (1.35)         (1.30)        (19.27)


                                                                December 31,
                                     -------------------------------------------------------------------
                                       1999          1998          1997           1996           1995
                                     --------     ---------    -----------     ----------     ----------
                                                               (in thousands)
Balance Sheet Data

Cash and cash equivalents......        $ 1,451      $ 8,080        $17,101        $30,135       $ 5,395
Working capital................          2,001        9,103         18,220         30,039         5,242
Total assets...................          4,296       12,565         21,626         32,369         6,367
Long-term obligations..........            104          495            472             --            --
Total shareholders' equity.....          3,355       10,984         20,157         31,050         5,778

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

     Costs of products sold in 1999 decreased $860,383 or 30% to $2,045,183 from $2,905,566 in 1998. The decreased cost of products sold for 1999 was directly related to the suspension of SensiCath production in January 1999. Costs of products sold for 1999 included approximately $400,000 in fourth quarter writeoffs of SensiCath production tooling, equipment and inventories. Remaining fixed overhead costs and costs of personnel in support of CapnoProbe activities and the Company's proprietary technologies are expected to continue at approximately $250,000 per quarter through 2000.

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

     Selling, general and administrative expenses in 1999 decreased $3,431,929 or 55% to $2,852,975 from $6,284,904 for 1998. Substantially all sales and marketing activities were suspended during the first quarter of 1999, accounting for the decrease from 1998. The Company expects selling, general and administrative expenses to be approximately $450,000 per quarter through 2000, not including expenses that might result from its activities in securing a corporate merger, sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

     Net interest income in 1999 decreased $527,074 to $101,270 from $628,344 in 1998. The decrease in net interest income in 1999 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

     Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $7,785,276 for 1999, compared to a net loss of $11,817,330 for 1998. As of December 31, 1999, the Company had an accumulated deficit of $66,151,326. The Company anticipates that its operating losses will continue in the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

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

     The Company's cash and cash equivalents were $1,450,872 and $8,079,871 at December 31, 1999 and 1998, respectively. The decrease in the Company's cash balance is due to the operating losses described above. The Company incurred cash expenditures of $6,413,007 for operations and $38,365 for capital expenditures in 1999. In addition, the Company acquired equipment and tooling under capital leases for a total of $140,036 in 1999. The capital equipment expenditures were principally for payments related to end of lease provisions under operating and capital leases. The inventory at December 31, 1999 consisted primarily of OpticalCAM monitors and ABG Modules for which the Company plans to use in conjunction with future configurations of the CapnoProbe product and other research and commercial applications.

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

                                       OPTICAL SENSORS INCORPORATED


Dated: April 14, 2000                  By:   /s/ Paulita M. LaPlante
                                          -------------------------------------
                                          Paulita M. LaPlante
                                          President and Chief Executive Officer