Form 10-Q
period 2000-03-31
OPTICAL SENSORS INC
filed 2000-05-15
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 8, 2000, the Registrant had 8,982,461 of Common Stock outstanding.

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I. Financial Information

        Item 1. Financial Statements (Unaudited)

          Balance Sheets - March 31, 2000 and December 31,1999

          Statements of Operations - Quarters ended March 31, 2000 and March 31, 1999

          Statements of Cash Flows - Quarters ended March 31, 2000 and March 31, 1999

          Notes to Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

        Item 4. Submission of Matters to Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                         March 31, 2000   December 31,1999
                                                                        -------------------------------------
                                                                          (Unaudited)          (Note)
Assets
Current assets:
   Cash and cash equivalents                                               $ 1,773,572      $ 1,450,872
   Accounts receivable                                                          40,934           52,516
   Inventory                                                                 1,295,146        1,305,065
   Prepaid expenses and other current assets                                    63,084           29,418
                                                                        -------------------------------------
Total current assets                                                         3,172,736        2,837,871

Property and equipment:
   Leased Equipment                                                          1,157,989        1,157,989
   Research and development equipment                                          742,971          742,971
   Leasehold improvements                                                      340,802          340,802
   Furniture and equipment                                                     174,517          161,048
   Marketing equipment                                                       1,004,840        1,004,840
   Production equipment                                                        478,913          478,919
                                                                        -------------------------------------
                                                                             3,900,032        3,886,569
   Less accumulated depreciation                                            (3,161,063)      (2,975,140)
                                                                        -------------------------------------
                                                                               738,969          911,429
Other assets:
   Patents                                                                     555,866          530,198
   Other assets                                                                 16,278           16,278
                                                                        -------------------------------------
                                                                               572,144          546,476
                                                                        -------------------------------------
Total assets                                                                $4,483,849       $4,295,776
                                                                        =====================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                           $266,332         $110,595
   Employee compensation                                                       175,138          134,372
   Other liabilities and accrued expenses                                       75,238           75,499
   Convertible notes payable                                                 1,400,000
   Obligations under capital lease, current portion                            434,583          516,487
                                                                        -------------------------------------
Total current liabilities                                                    2,351,291          836,953

Obligations under capital lease, less current portion                           58,550          104,108

Shareholders' equity
Convertible preferred stock, par value $.01
   per share:
     Authorized shares--5,000,000
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 2000--8,982,461; and
   1999--8,935,304                                                              89,825           89,353
Additional paid-in capital                                                  70,860,908       69,416,688
Accumulated deficit                                                        (68,876,725)     (66,151,326)
                                                                        -------------------------------------
Total shareholders' equity                                                   2,074,008        3,354,715
                                                                        -------------------------------------
Total liabilities and shareholders' equity                                  $4,483,849       $4,295,776
                                                                        =====================================

Note: The balance sheet at December 31,1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                        March 31,           March 31,
                                                          2000               1999
                                                      --------------------------------
Net sales                                             $         0        $    59,960
Cost of goods sold                                              0            745,088
                                                      --------------------------------
Gross margin                                                    0           (685,128)

Operating expenses:
   Research and development expenses                      786,005            968,775
   Selling, general and administrative
     expenses                                             325,203          1,362,131
                                                      --------------------------------
Operating loss                                         (1,111,208)        (3,016,034)

Interest expense                                       (1,427,015)           (23,665)
Interest income                                            12,872             74,425
Other  income (expense)                                  (200,048)               664
                                                      --------------------------------
                                                       (1,614,191)            51,424
                                                      --------------------------------

Net loss                                              $(2,725,399)       $(2,964,610)
                                                      ================================

Net loss per common share:
Basic and diluted                                     $      (.30)       $      (.34)
                                                      ================================

Shares used in calculation of net
   loss per share                                       8,949,922          8,837,932
                                                      ================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                                          Three Months Ended
                                                                     March 31,         March 31,
                                                                        2000              1999
                                                                 -------------------------------------
Operating activities
Net loss                                                             $(2,725,399)      $(2,964,610)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                                         1,400,000
     Depreciation and amortization                                       210,449           294,860
     Deferred compensation amortization                                                     23,010
     Amortization of warrants in connection with debt and lease
       financings                                                                            2,775
     Changes in operating assets and liabilities:
         Receivables                                                      11,582           121,509
        Inventories                                                         (860)          110,826
       Prepaid expenses and other assets                                 (73,081)          (26,818)
       Accounts payable and accrued expenses                             196,242          (147,202)
                                                                 -------------------------------------
Net cash used in operating activities                                   (981,061)       (2,585,650)

Investing activities
Purchases of property and equipment                                      (13,463)          (22,253)
                                                                 -------------------------------------
Net cash used in investing activities                                    (13,463)          (22,523)


Financing activities
Proceeds from Convertible notes payable                                1,400,000
Net proceeds from issuance of common stock                                44,692            12,275
(Payments) on long-term debt and lease obligations                      (127,462)          (65,930)
                                                                 -------------------------------------
Net cash provided by (used in) financing activities                    1,317,230           (53,655)
                                                                 -------------------------------------

Increase (decrease) in cash and cash equivalents                         322,706        (2,661,558)
Cash and cash equivalents at beginning of period                       1,450,872         8,079,871
                                                                 -------------------------------------
Cash and cash equivalents at end of period                            $1,773,572        $5,418,313
                                                                 =====================================


See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2000

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31,1999.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended March 31, 2000 and 1999, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note C - Investment Agreement

     In March 2000, the Company entered into an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P., pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3,000,000. These notes are convertible into units, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $1.00 per share, at a conversion price equal to $50,000 per unit, in accordance with the Investment Agreement. The Company received advances under these notes in the aggregate amount of $1,400,000 on March 10, 2000. The notes are due March 10, 2001.

     Under FASB reporting rules the Company is required to recognize as interest expense the "intrinsic value of a beneficial conversion feature embedded in a convertible security", i.e. the difference between the market price and the conversion price. The Company's share price as listed on the Nasdaq Stock Market on March 10, 2000 was $3.53 and the conversion price of

Investment Agreement was $1.00. The recognizable interest expense is limited to the proceeds of the convertible security or $1,400,000. Accordingly the Company has recognized $1,400,000 as interest expense in the first quarter of 2000 with a corresponding addition to additional paid in capital.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since October 1998, Optical Sensors Incorporated (the "Company") has been focusing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

     In December 1998, the Company filed a 510(k) application for FDA clearance of the CapnoProbe as a Class II medical device. At the FDA's request and as part of that submission, the Company provided additional data to the FDA on March 20, 2000. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company is re-evaluating the timing of commercialization of the CapnoProbe.

     Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 2000, the Company signed a non-binding letter of intent with a major supplier of medical products and services to negotiate a definitive agreement for the Company's CapnoProbe product and technology. On May 11, 2000 the Company announced that it had discontinued negotiations with this company. The Company continues to discuss with other parties potential transactions involving the CapnoProbe.

Results of Operations

Net sales were zero in the first quarter of 2000 as compared to $59,560 in the first quarter in 1999. The decrease in sales is the result of OSI's suspension of direct sales and support activities of the SensiCath System in January 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

Costs of products sold were zero in the first quarter of 2000 as compared to $557,371 in the first quarter in 1998. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe product. Accordingly, beginning in year 2000 these costs are being reclassified as research and development activities. The total amount reclassified for the first quarter of 2000 is $212,550.

Research and development costs for the first quarter of 2000 decreased $182,770 to $786,005 or 19% from $968,775 in the first quarter of 1999. Research and development efforts during the quarter were directed towards product development and regulatory activities for the CapnoProbe. Research and development staffing was reduced by approximately 25% in the first quarter of 1999. These savings were offset partially by the reclassification to research and development of former manufacturing resources and related costs totaling $212,550 in the first quarter of 2000. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 2000. The minimum royalty payments will be recorded as research and development expenses because no significant CapnoProbe sales are anticipated in 2000. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. However, the Company does not currently expect to have any significant commercial sales of the CapnoProbe in 2000. Research and development costs are expected to continue at this level for the foreseeable future.

Selling, general and administrative expenses in the first quarter of 2000 decreased $1,036,928 or 76% to $325,203 from $1,362,131 in the first quarter of 1999. Substantially all sales and marketing activities related to the SensiCath product line were suspended during the first quarter of 1999. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status. These costs are expected to continue at the current level for the foreseeable future.

Interest expense, prior to a $1,400,000 accounting charge described below under "Liquidity and Capital Resources ", in the first quarter of 2000 increased $3,350 to $27,015 from $23,665 in the first quarter of 1999. The increase is the result of previously reported restructuring of certain capitalized leases.

Interest income in the first quarter of 2000 decreased $61,553 to $12,872 from $74,425 in the first quarter of 1999. The decrease in interest income in the first quarter of 2000 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Other expense for the quarter ended March 31, 2000 included a $200,000 accrual for a payment to settle an arbitration proceeding. Other expense and income items for the quarters ended March 31, 1999 and ended March 31, 2000 were insignificant.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $2,725,399 for the quarter ended March 31, 2000, compared to a net loss of $2,964,610 for the quarter ended March 31, 1999. As of March 31, 2000, the Company had an accumulated deficit of $68,876,725. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

Liquidity and Capital Resources

     To date, the Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock in a private transaction, at a price of $5.00 per share (which is equal to the closing market price on the date before signing of the agreement) for a total price of $2,206,015.

In March 2000, the Company entered into an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P., pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3,000,000. These notes are convertible into units, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $1.00 per share, at a conversion price equal to $50,000 per unit, in accordance with the Investment Agreement. The Company received advances under these notes in the aggregate amount of $1,400,000 on March 10, 2000. The Company has the right to request additional advances up to the aggregate principal amount of $1,600,000 at any time during the 60 day period beginning on the first day after both of the following have occurred: (1) the Company executes a definitive distribution agreement for the Company's CapnoProbe product with a major medical company, and
(2) the stockholders of the Company have approved the conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders. The Company's stockholders approved the conversion on May 4, 2000. The Company's right to request additional advances expires on June 15, 2000. The Company does not expect to enter into a definitive distribution agreement prior to June 15, 2000. Accordingly, the Company does not expect to be able to convert the outstanding indebtedness or request additional advances under the notes.

The proceeds from the sales of these securities have been used to fund costs of producing products and for the operating expenses described above and capital expenditures described below. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "OPSI."

     Under FASB reporting rules the Company is required to recognize as interest expense the "Intrinsic value of a beneficial conversion feature embedded in a convertible security", i.e. the difference between the market price and the conversion price. The Company's share price as listed on the Nasdaq Stock Market on March 10, 2000 was $3.53 and the conversion price of Investment Agreement was $1.00. The recognizable interest expense was limited to the proceeds of the convertible security or $1,400,000. Accordingly the Company has recognized $1,400,000 as interest expense in the first quarter of 1999 with a corresponding addition to additional paid in capital.

     The Company's cash and cash equivalents were $1,773,572 and $1,450,872 at March 31, 2000 and December 31, 1999, respectively. The increase in the Company's cash balance is due to $1,400,000 received upon issuance of convertible promissory offset partially by the operating losses described above. The Company incurred cash expenditures of $981,061 for operations and $13,463 for capital expenditures in the first quarter of 2000. The inventory at March 31, 2000 consisted primarily of OpticalCAM monitors and ABG Modules for which the Company plans to use in conjunction with future configurations of the CapnoProbe product and other research and commercial applications.

     The Company has contracts to purchase minimum quantities of instrumentation and other inventory items with an outstanding aggregate commitment of approximately $1,400,000. Based on discussions with the parties to these obligations, the Company does not believe that any future costs to the Company under these agreements are likely. The Company is obligated to pay ICCM $300,000 annually under the previously described license agreement. As of March 31, 2000, the Company had no material commitments outstanding for tooling, equipment or outside development contracts.

     The Company believes that its current cash balances, including the proceeds received on March 10, 2000 from advances under the notes issued under the Investment Agreement described above, will be sufficient to fund the Company's operations through June 30, 2000. Thereafter, the Company will require additional capital to continue operations. If the Company is unable to obtain additional financing when needed, it will likely be forced to cease operations.

Certain Important Factors

     In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

     o Need for Additional Financing. The Company believes that its current cash balances, including the proceeds received on March 10, 2000 from advances under the notes issued under the Investment Agreement described above, will be sufficient to fund the Company's operations through June 30, 2000. Thereafter, the Company will require additional capital to continue operations. Accordingly, the report of the independent auditors on the Company's 1999 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. If the Company is unable to obtain additional financing when needed, it will likely be forced to cease operations. Additionally, any additional equity financings may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve restrictive covenants on the Company's business.

     o Development and Commercialization of CapnoProbe. The Company's future success will depend, in large part, on successful development and commercialization of the CapnoProbe product. The Company is in the later stages of developing and testing prototypes and is currently engaged in human clinical trials of the CapnoProbe product. The Company has set up one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. The Company is re-evaluating the anticipated timing of commercialization of the CapnoProbe. The Company has not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

     o Completion of Corporate Alliance or Business Combination. Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. In January 2000, the Company signed a non-binding letter of intent with a major supplier of medical products and services to negotiate a definitive agreement for the Company's CapnoProbe product. On May 11, the Company announced that it had discontinued negotiations with this company.

     o Nasdaq Listing. As of March 31, 2000 the Company had total net tangible assets of $1.5 million. This amount was below the minimum requirements for maintaining listing on the Nasdaq Market. Accordingly, the Company's common stock ceased to be quoted on the Nasdaq National Market on May 12, 2000 and was transferred to the Over-The-Counter ("OTC") Bulletin Board. Because the Company's common stock is traded on the OTC Bulletin Board, trading is subject to "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's common stock could be adversely affected.

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


Part II.   Other Information
Item 1.   Legal Proceedings

     In April 2000, the Company and Instrumentation Laboratory Company entered into a Settlement Agreement resolving the previously disclosed arbitration proceeding and releasing certain claims.

Item 4. Submission of Matters to Vote of Security Holders

          On May 4, 2000, the Company held its annual meeting of stockholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the 2000 Annual Meeting of Stockholders:

      Director                    Votes For           Votes Withheld
      --------                    ---------           --------------
Paulita M. LaPlante               7,579,421               204,715
Sam B. Humphries                  7,500,351               283,785
Richard B. Egen                   7,579,421               204,715
Richard J. Meelia                 7,578,866               205,270
Demetre M. Nicoloff, M.D.         7,579,421               204,715
Gary A. Peterson                  7,578,549               205,587


(b) The selection of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified with 7,758,452 shares voting in favor, 2,213 shares voting against, 23,471 shares abstaining and zero broker non-votes.

(c) The proposal to approve the issuance of 1,600,000 shares of the Company's common stock and warrants to purchase an additional 400,000 shares of the common stock upon conversion of convertible promissory notes was approved with 7,564,697 shares voting in favor, 117,130 shares voting against, 102,309 shares abstaining and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     On March 14, 2000, the Company filed a Report on Form 8-K reporting the sale of convertible promissory notes and an amendment to the Company's Shareholder Rights Agreement.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTICAL SENSORS INCORPORATED



Date May 12, 2000

                              ---------------------------------------------
                                         /s/ Paulita M. LaPlante
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)


Date May 12, 2000

                              ---------------------------------------------
                                         /s/ Wesley G. Peterson
                               Chief Financial Officer, Vice President of
                                Finance and Administration and Secretary
                              (Principal Financial and Accounting Officer)