Form 10-Q
period 2000-09-30
OPTICAL SENSORS INC
filed 2000-11-13
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  As of November 1, 2000, the Registrant had 8,982,461 shares of Common Stock outstanding and 2,333,334 shares of Class A Preferred Stock outstanding

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I.    Financial Information

           Item 1.    Financial Statements (Unaudited)

              Balance Sheets - September 30, 2000 and December 31, 1999

              Statements of Operations - Three and Nine month Periods ended
                 September 30, 2000 and September 30, 1999

              Statements of Cash Flows - Nine month Periods ended September 30,
                 2000 and September 30, 1999

              Notes to Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

           Item 2.    Changes in Securities and Use of Proceeds

           Item 6.    Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                           September 30,     December 31,
                                                               2000              1999
                                                           ------------------------------
                                                            (Unaudited)         (Note)
Assets
Current assets:
   Cash and cash equivalents                               $    276,049      $  1,450,872
   Accounts receivable                                              466            52,516
   Inventory                                                  1,284,090         1,305,065
   Prepaid expenses and other current assets                     22,455            29,418
                                                           ------------------------------
Total current assets                                          1,583,060         2,837,871

Property and equipment:
   Leased Equipment                                           1,157,989         1,157,989
   Research and development equipment                           745,387           742,971
   Leasehold improvements                                       340,802           340,802
   Furniture and equipment                                      181,381           161,048
   Marketing equipment                                        1,004,840         1,004,840
   Production equipment                                         479,931           478,919
                                                           ------------------------------
                                                              3,910,330         3,886,569
   Less accumulated depreciation                             (3,533,718)       (2,975,140)
                                                           ------------------------------
                                                                376,612           911,429
Other assets:
   Patents                                                      583,001           530,198
   Other assets                                                  16,278            16,278
                                                           ------------------------------
                                                                599,279           546,476
                                                           ------------------------------
Total assets                                               $  2,558,951      $  4,295,776
                                                           ==============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                        $     45,139      $    110,595
   Employee compensation                                        130,598           134,372
   Other liabilities and accrued expenses                        74,525            75,499
   Convertible notes payable                                  1,400,000
   Obligations under capital lease, current portion             207,525           516,487
                                                           ------------------------------
Total current liabilities                                     1,857,787           836,953

Obligations under capital lease, less current portion            16,132           104,108

Shareholders' equity
Convertible preferred stock, par value $.01 per share:
    Authorized shares--5,000,000
    Issued and outstanding shares 2000--1,000,000                10,000
Common stock, par value $.01 per share:
    Authorized shares--30,000,000
    Issued and outstanding shares 2000--8,982,461; and
    1999--8,935,304                                              89,825            89,353
Additional paid-in capital                                   71,414,859        69,416,688
Accumulated deficit                                         (70,829,652)      (66,151,326)
                                                           ------------------------------
Total shareholders' equity                                      685,032         3,354,715
                                                           ------------------------------
Total liabilities and shareholders' equity                 $  2,558,951      $  4,295,776
                                                           ==============================

Note: The balance sheet at December 31,1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.See accompanying notes

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)



                                                       Three Months Ended            Nine months Ended
                                                          September 30                  September 30
                                                      2000            1999          2000            1999
                                                   --------------------------------------------------------
Net sales                                          $         0    $    28,889    $         0    $    90,456
Cost of goods sold                                           0        298,042              0      1,351,707
                                                   --------------------------------------------------------
Gross margin                                                 0       (269,153)             0     (1,261,251)

Operating expenses:
   Research and development expenses                   686,285        800,843      2,230,259      2,610,786
   Selling, general and administrative expenses        263,127        482,567        851,214      2,382,507
                                                   --------------------------------------------------------
Operating loss                                        (949,412)    (1,552,563)    (3,081,473)    (6,254,544)

Interest expense                                       (15,734)       (20,037)    (1,466,173)       (65,803)
Interest income                                          5,366         38,189         31,206        161,536
Other (expense) income                                  38,859          1,068       (161,886)           950
                                                   --------------------------------------------------------
                                                        28,491         19,220     (1,596,853)        96,683
                                                   --------------------------------------------------------

Net loss                                           $  (920,921)   $(1,533,343)   $(4,678,326)   $(6,157,861)
                                                   ========================================================

Net loss per common share:
Basic and diluted                                  $      (.10)   $      (.17)   $      (.52)   $      (.70)
                                                   ========================================================

Shares used in calculation of net loss per share     8,982,461      8,869,177      8,972,488      8,843,889
                                                   ========================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months Ended
                                                                               September 30,   September 30,
                                                                                   2000            1999
                                                                               ----------------------------
Operating activities
Net loss                                                                       $(4,678,326)     $(6,157,861)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                                                   1,400,000
     Non-cash compensation expense                                                  68,884
     Depreciation and amortization                                                 611,254          875,032
     Deferred compensation amortization                                                              55,606
     Amortization of warrants in connection with debt and lease financings                            3,989
     Changes in operating assets and liabilities:
       Receivables                                                                  52,050          127,698
       Inventories                                                                  10,196           96,250
       Prepaid expenses and other assets                                           (87,732)         (21,929)
       Accounts payable and accrued expenses                                       (70,204)        (460,769)
                                                                               ----------------------------
Net cash used in operating activities                                           (2,693,878)      (5,481,986)

Investing activities
Purchases of property and equipment                                                (23,766)         (45,214)
                                                                               ----------------------------
Net cash used in investing activities                                              (23,766)         (45,214)

Financing activities
Proceeds from convertible notes payable                                          1,400,000
Net proceeds from issuance of common stock                                         539,759           46,792
Payments on long-term debt and lease obligations                                  (396,938)        (202,981)
                                                                               ----------------------------
Net cash provided by (used in) financing activities                              1,542,821         (156,189)
                                                                               ----------------------------

(Decrease) increase in cash and cash equivalents                                (1,174,823)          52,050
Cash and cash equivalents at beginning of period                               $ 1,450,872      $ 8,079,871
                                                                               ----------------------------
Cash and cash equivalents at end of period                                     $   276,049      $ 2,396,482
                                                                               ============================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2000

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended September 30, 2000 and 1999, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note C - Investment Agreement

In March 2000, the Company entered into an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P., pursuant to which the Company agreed to issue convertible promissory notes in the aggregate principal amount of up to $3,000,000. These notes are convertible into units originally at a conversion price equal to $50,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $1 per share. The exercise price of the warrants issuable to Circle F Ventures is currently $.375 per share in accordance with the Securities Purchase Agreement with Circle F Ventures LLC described under Note D below. The conversion price per unit of the notes held by Circle F Ventures is currently equal to 50,000 multiplied by $.375 the Securities Purchase Agreement with Circle F Ventures LLC described under Note D below. . The exercise price of the warrants and the conversion price of the notes held by Circle F are subject to further adjustment in accordance with such Securities Purchase Agreement. The Company received advances under these notes in the aggregate amount of $1,400,000 on March 10, 2000. The Company had the right to request additional advances up to the aggregate principal amount of $1,600,000 at any time during the 60 day period beginning on the second day after both of the following had occurred: (1) the Company executes a definitive distribution agreement for the Company's CapnoProbe product with a major medical company, and
(2) the stockholders of the Company have approved the future conversion of any additional advances to be made under the notes into units at the Company's 2000 Annual Meeting of Stockholders. The Company's stockholders approved the conversion on May 4, 2000. The Company did not enter into a definitive distribution agreement prior to June 15, 2000 and rights to request additional advances expired. Accordingly, the Company is unable to convert the outstanding indebtedness or request additional advances under the notes without the investor's consent. The notes are due March 10, 2001.

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

Note D - Securities Purchase Agreement

On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's newly created class of preferred stock designated as Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Securities Purchase Agreement provides for a per share price of shares of the Series A Preferred Stock of $.50 for the first $500,000 of purchase price, $.375 for the next $500,000 of purchase price, and $.25 for the final $500,000 of purchase price. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F at $.50 per share for a total of $500,000 on August 11, 2000 and 1,333,334 shares of the Series A Preferred Stock to Circle F at $.375 per share for a total of $500,000 on October 3, 2000. Circle F has committed, upon request of the Company, to purchase up to 2,000,000 additional shares of the Series A Preferred Stock for an aggregate additional purchase price of $500,000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement causes the conversion price of the convertible promissory note held by Circle F Ventures and the exercise price of the warrants issuable to Circle F to be changed to the lowest per share price at which the Company sells common stock or common stock equivalents after August 11, 2000. The terms of the Security Purchase Agreement also provide for all options held by current employees and directors of the Company to be re-priced at the same average price at which Circle F purchases Series A Preferred Stock. Such re-pricing resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter. Additional compensation charges could be recorded in future periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1998, Optical Sensors Incorporated (the "Company") has been focusing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion. The Company has completed set up of one manufacturing pod for manual assembly of the prototype probes and finished preliminary plans for automated probe assembly. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States

In December 1998, the Company filed a 510(k) application for FDA clearance of the CapnoProbe as a Class II medical device. At the FDA's request and as part of that submission, the Company provided additional data to the FDA on March 20, 2000. In June of 2000 the FDA provided questions in regard to the additional data provided by the Company on March 20, 2000. The Company held discussions with the FDA and responded to the FDA questions on July 20, 2000. In October of 2000 the Company received a communication from the FDA stating that the FDA recommended that the Company resubmit a new CapnoProbe 510k application, requiring that the Company use a new reference method. The Company management concluded that it was in disagreement with the FDA's conclusion and has initiated an action under the FDA's proscribed appeals process. The Company is currently unable to estimate a timeline for FDA CapnoProbe 510k approval.

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

Results of Operations

Net sales were zero in the third quarter of 2000 as compared to $28,889 in the third quarter in 1999. Net sales were zero for the nine month period ended September 30, 2000 as compared to $90,456 for the nine month period ended September 30, 1999. The decrease in sales is the result of the Company's suspension of direct sales and support activities of the SensiCath System in January 1999. The Company does not expect meaningful sales of the SensiCath System in the future.

Costs of products sold were zero in the third quarter of 2000 as compared to $298,042 in the third quarter in 1999. Costs of product sold were zero for the nine month period ended September 30, 2000 as compared to $1,351,707 for the nine month period ended September 30, 1999. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe product. Accordingly, beginning in year 2000 these costs are being reclassified as research and development activities. The total amount reclassified for the third quarter of 2000 and for the nine month period ended September 30, 2000 was $53,164 and $573,525 respectively.

Research and development costs for the third quarter of 2000 decreased $114,558 to $686,285 or 14% from $800,843 in the third quarter of 1999. Research and Development costs for the nine month period ended September 30, 2000 decreased $380,527 to $2,230,259 from $2,610,786 for the nine month period ended September 30, 1999. Research and development efforts during the quarter were directed towards product development and regulatory activities for the CapnoProbe. Research and development staffing was reduced by approximately 25% in the second quarter of 1999. These savings were offset partially by the reclassification to research and development of former manufacturing resources and related costs totaling $53,164 in the third quarter of 2000 and $573,525 for the nine month period ended September 30, 2000. Under the July 1998 license agreement with ICCM, the Company is obligated to pay $75,000 quarterly in minimum annual royalties. The minimum royalty payments are being recorded as research and development expenses as no significant CapnoProbe sales have occurred. Once significant sales occur, CapnoProbe royalties will be recorded as an offset to Net Sales. The Company is unable to project when significant sales will occur until such time as it has completed its appeal process with the FDA and has secured a distributor relationship for distribution of the CapnoProbe product. Research and development costs are expected to continue at this level for the foreseeable future.

Selling, general and administrative expenses in the third quarter of 2000 decreased $219,440 or 45% to $263,127 from $482,567 in the third quarter of 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased $1,531,293 or 64% to $851,214 from $2,382,507 for the nine months ended September 30, 1999. Substantially all sales and marketing activities related to the SensiCath product line were suspended during the second quarter of 1999, accounting for the decreases in 2000. The Company expects selling, general and administrative expenses to remain at the third quarter levels for the balance of 2000, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company's assets. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status. Selling, general and administrative expenses include non-cash compensation expense of $68,884 recognized in the third quarter of 2000 relating to variable accounting applicable to the Company's stock option plan.

Interest expense in the third quarter of 2000 decreased $4,303 to $15,734 from $20,037 in the third quarter of 1999. Interest expense, prior to a $1,400,000 accounting charge described below under "Liquidity and Capital Resources," for the nine month period ended September 30, 2000 increased $370 to $66,173 from $65,803 for the nine month period ended September 30, 1999. The increase for the nine month period ended September 30, 2000 is the result of previously reported restructuring of certain capitalized leases, offset largely by lower interest being recognized due to maturing capital leases.

Interest income in the third quarter of 2000 decreased $32,823 to $5,366 from $38,189 in the third quarter of 1999. Interest income for the nine month period ended September 30, 1999 decreased $130,330 to $31,206 from $161,536 for the nine month period ended September 30,1999. The decrease in interest income in the third quarter of 2000 is due to declining cash balances. The Company expects interest income to continue to decline in future periods as it uses cash for operations.

Other (expense) income for the nine months ended September 30, 2000 included a $200,000 accrual in the first quarter of 2000 for a payment to settle an arbitration proceeding offset partially by receipt of sales and use tax recoveries of $37,581 in the third quarter of 2000. Except for the $200,000 charge and the sales tax recovery of $37,581, other expense and income items for the nine month periods ended September 30, 1999 and ended September 30, 2000 were insignificant.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $920,921 for the quarter ended September 30, 2000, compared to a net loss of $1,533,343 for the quarter ended September 30, 1999. As of September 30, 2000, the Company had an accumulated deficit of $70,829,652. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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

On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's newly created class of preferred stock designated as Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Securities Purchase Agreement provides for a per share price of shares of the Series A Preferred Stock of $.50 for the first $500,000 of purchase price, $.375 for the next $500,000 of purchase price, and $.25 for the final $500,000 of purchase price. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F at $.50 per share for a total of $500,000 on August 11, 2000 and 1,333,334 shares of the Series A Preferred Stock to Circle F at $.375 per share for a total of $500,000 on October 3, 2000. Circle F has committed, upon request of the Company, to purchase up to 2,000,000 additional shares of the Series A Preferred Stock for an aggregate additional purchase price of $500,000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement causes the conversion price of the convertible promissory note held by Circle F Ventures and the exercise price of the warrants issuable to Circle F to be changed to the lowest per share price at which the Company sells common stock or common stock equivalents after August 11, 2000. The terms of the Security Purchase Agreement also provide for all options held by current employees and directors of the Company to be re-priced at the same average price at which Circle F purchases Series A Preferred Stock. Such re-pricing resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter. Additional compensation charges could be recorded in future periods.



The proceeds from the Investment Agreement and Securities Purchase Agreement are being used to develop the CapnoProbe product, prepare and submit related FDA filings and fund operating expenses described above.

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "OPSI."



The Company's cash and cash equivalents were $276,049 and $1,450,872 at September 30, 2000 and December 31, 1999, respectively. The decrease in the Company's cash balance is due to the operating losses described above offset partially by $1,400,000 received upon issuance of convertible promissory and $500,000 received upon sale of Class A Preferred Stock. The Company incurred cash expenditures of $2,693,878 for operations and $23,766 for capital expenditures in the first three quarters of 2000.

The inventory at September 30, 2000 consisted primarily of OpticalCAM monitors and ABG Modules for which the Company plans to use in conjunction with future configurations of the CapnoProbe product and other research and commercial applications.

The Company has contracts to purchase minimum quantities of instrumentation and other inventory items with an outstanding aggregate commitment of approximately $1,400,000. Based on discussions with the parties to these obligations, the Company does not believe that any future costs to the Company under these agreements are likely. The Company is obligated to pay ICCM $300,000 annually under the previously described license agreement. As of September 30, 2000, the Company had no other material commitments outstanding for tooling, equipment or outside development contracts.


The Company currently has cash balances, including the proceeds received on October 3, 2000, to fund the Company's operations through November, 2000. If the Company receives $500,000 from the sale of additional shares of the Series A Preferred Stock under the Securities Purchase Agreement, it will have sufficient funds to fund the Company's operations through December, 2000. Thereafter, the Company will require additional capital to continue operations. If the Company is unable to obtain additional financing, it will likely be forced to cease operations.



SensiCath(R) and OpticalCAM(TM) are trademarks of Optical Sensors Incorporated.



Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

     o Need for Additional Financing. The Company believes that its current cash balances, including the proceeds received on August 10, 2000 and October 3, 2000 from the sale of shares of its Series A Preferred Stock under the Securities Purchase Agreement described above, will be sufficient to fund the Company's operations through November, 2000. If the Company is able to sell all of the additional shares of its Series A Preferred Stock that the investor has agreed to purchase under Securities Purchase Agreement, the Company will receive an additional $500,000 from such sales, which will be sufficient to fund its operations through December, 2000. Thereafter, the Company will require additional capital to continue operations. Accordingly, the report of the independent auditors on the Company's 1999 financial statements contain an explanatory paragraph regarding the Company's ability to continue as a going concern. If the Company is unable to obtain additional financing when needed, it will likely be forced to cease operations. Additionally, any additional equity financings may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve restrictive covenants on the Company's business.

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

     o OTC Bulletin Board. On May 12, 2000, the Company's common stock ceased to be quoted on the Nasdaq National Market and was transferred to the Over-The-Counter ("OTC") Bulletin Board because that Company failed to meet the minimum requirements for maintaining listing on the Nasdaq Market. Because the Company's common stock is traded on the OTC Bulletin Board, trading is subject to "penny stock" rules under the Securities Exchange Act of 1934 as amended, and the public trading market for the Company's common stock could be adversely affected.

     o Competition. Competition among medical device companies is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

     o Regulatory Approvals. The Company's ability to market its current products and any products that it may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that the Company will be able to maintain or obtain necessary regulatory approvals and clearances in the future. In October of 2000 the Company received a communication from the FDA stating that the FDA recommended that the Company resubmit a new CapnoProbe 510k application, requiring that the Company use a new reference method. the Company management concluded that it was in disagreement with the FDA's conclusion as has initiated an action under the FDA's proscribed appeals process. The Company is currently unable to estimate a timeline for FDA CapnoProbe 510k approval.


Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On August 11, 2000, the Company sold 1,000,000 shares of its Series A Preferred Stock, par value $.01 per share, to an accredited investor at $.50 per share, for an aggregate offering price of $500,000. On October 3, 2000, the Company sold 1,333,333 shares of its Series A Preferred Stock, par value $.01 per share, to the same investor at $.375 per share, for an aggregate offering price of $500,000. The sale of such shares were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.


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



                                           OPTICAL SENSORS INCORPORATED



Date   November 13, 2000
                                    --------------------------------------------
                                              /s/ Paulita M. LaPlante
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date   November 13, 2000
                                    --------------------------------------------
                                              /s/ Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)