Form 10-Q/A
period 2000-06-30
OPTICAL SENSORS INC
filed 2000-12-22
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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



                                    OPTICAL SENSORS INCORPORATED



Date  December 22, 2000             /s/ Paulita M. LaPlante
                                    -------------------------------------------
                                                 Paulita M. LaPlante
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Date  December 22, 2000             /s/ Wesley G. Peterson
                                    -------------------------------------------
                                               Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)