Form 10-Q/A
period 2000-06-30
OPTICAL SENSORS INC
filed 2001-01-25
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2

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

                                     Index


                         OPTICAL SENSORS INCORPORATED



Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     (4.1) Certificate of Designation of Rights and Preferences of Series A Preferred Stock*

     (10.1) Amendment No. 2 to Rights Agreement effective as of August 9, 2000 by and between Optical Sensors Incorporated and Wells Fargo Bank, N.A.*

     (10.2) Securities Purchase Agreement by and between Optical Sensors Incorporated and Circle F Ventures LLC

     (27)  Financial Data Schedule*

(b)  Reports on Form 8-K

     None


*These Exhibits are not re-filed with this Amendment No. 2 because they have not been changed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   OPTICAL SENSORS INCORPORATED



Date    January 24, 2001            /s/ Paulita M. LaPlante
                                   ---------------------------------------
                                            /s/ Paulita M. LaPlante
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)


Date    January 24, 2001            /s/ Wesley G. Peterson
                                   ----------------------------------------
                                             /s/ Wesley G. Peterson
                                      Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)