Form 10-Q/A
period 2000-06-30
OPTICAL SENSORS INC
filed 2001-02-08
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 3

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

     (10.2) Securities Purchase Agreement by and between Optical Sensors Incorporated and Circle F Ventures LLC**

     (27)    Financial Data Schedule*

(b)  Reports on Form 8-K

     None


*These Exhibits are not re-filed with this Amendment No. 3 because they have not been changed.

**Portions of this exhibit have been omitted pursuant to a request made by the Company for confidential treatment by the Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OPTICAL SENSORS INCORPORATED



Date   February 8, 2001             /s/ Paulita M. LaPlante
                                  ----------------------------------------------
                                              /s/ Paulita M. LaPlante
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date   February 8, 2001             /s/ Wesley G. Peterson
                                  ----------------------------------------------
                                              /s/ Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                    Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)