Form 10-K
period 2000-12-31
OPTICAL SENSORS INC
filed 2001-03-29
CIK 907658

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ______________________________

                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.

                          Commission File No.  0-27600
                              ____________________

                          OPTICAL SENSORS INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                              41-164359
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification No.)

  7615 Golden Triangle Drive, Suite C
          Technology Park V
       Minneapolis, Minnesota                                   55344-3733
(Address of principal executive offices)                        (Zip code)

      Registrant's telephone number, including area code:  (952) 944-5857

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [_]

     As of March 1, 2001, 8,982,461 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $1,868,113.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                     PART I
                                     ------

     This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."

Item 1.   BUSINESS.

General

     Since October 1998, Optical Sensors Incorporated (the "Company") has been focusing its resources on development and commercialization of the CapnoProbe, which is a handheld device with a carbon dioxide ("CO/2/") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO/2/ of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion. In December 2000, the Company received 510(k) clearance from the FDA to market the CapnoProbe. Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. FDA marketing clearance allows OSI to continue with its plans to pursue a major health care products distribution partner for the CapnoProbe sensor and complete CapnoProbe's commercial configuration for sale into the hospital medical marketplace.

     On March 10, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III is due on September 10, 2001. The $700,000 note held by Special Situations Fund III is convertible, at the option of holder, into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if the Company sells equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

     On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A

Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be reduced to the weighted average price at which Circle F Ventures purchases Series A Preferred Stock.

     On March 8, 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures agreed to loan the Company up to $150,000, pursuant to a convertible promissory note. This loan is convertible, at the option of Circle F Ventures, into shares of Common Stock. If the Company completes a private placement of equity securities (the "Financing") by April 30, 2001, the conversion price of the note will be equal to the per share price of the securities sold in the Financing. If the Company does not complete the Financing by April 30, 2001, the conversion price of the note will be $.25 per share.

     The Company was incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. The Company's executive offices are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota 55344, and its telephone number is (952) 944-5857.

The CapnoProbe

     The CapnoProbe is a handheld device with a CO/2/ probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO/2/ of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. According to the Wilkerson Group, a leading market research organization, the U.S. market potential for the CapnoProbe is more than $300 million in the emergency department and intensive care markets alone. The CapnoProbe's disposable CO/2/ probe is self-calibrating and is planned to provide CO/2/ readings in approximately one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument will be portable, rugged and battery operated. The Company is using its proven designs from its existing OpticalCAM blood analyte monitor and the CO/2/ component of its SensiCath blood gas sensor to reduce technical risk in the program and to speed development to market. No new research is required for the product and all milestones to commercialization are engineering related. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States. In December 2000, the Company received 510(k) clearance from the FDA to market the CapnoProbe.

Sales and Marketing

     In January 1999, the Company suspended sales activity of the SensiCath System and reduced expenses and personnel (including sales and marketing personnel) in order to concentrate its resources on the CapnoProbe. The Company does not maintain any sales or marketing personnel and does not expect any sales of the SensiCath System in the future. The Company is exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. One of the strategic alternatives could include a distribution and/or development partner for the CapnoProbe and/or other platform technologies based upon the Company's proprietary technology.

Research and Development

     The Company's research and development staff is currently focusing on the design and development of the CapnoProbe technology. There can be no assurance that the Company will be able to successfully develop the CapnoProbe product on a timely basis or at all. The Company's research and development expenses for the fiscal years ended December 31, 2000, 1999, and 1998 were $2,815,354, $3,115,075 and $4,248,029, respectively. The Company anticipates that it will continue to spend significant amounts on research and development activities for the foreseeable future.

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

Competition

     Competition in the medical device industry in general is intense and expected to increase. To the Company's knowledge, however, there are no commercially available products that would be directly competitive with the CapnoProbe. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO/2/ in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO/2/ as a method of diagnosing shock since there is evidence that if elevated CO/2/ cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

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

Patents and Proprietary Rights

     The Company seeks to protect technology, inventions and improvements that it considers important through the use of patents and trade secrets. The Company currently holds or has a license to practice 27 U.S. patents covering the Company's opto-electronic technology, seven of which are specifically related to the CapnoProbe, and has filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that the Company's patents will provide competitive advantages for the Company's products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company's inventions.

     In July 1998, the Company entered into a patent license agreement with Institute of Critical Care Medicine ("ICCM"), which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents to use the Company's technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product being developed by the Company is expected to be subject to royalties under the license agreement. The Company is obligated to pay ICCM a minimum annual royalty of $300,000 for five years in order to maintain exclusivity. The Company may elect, on one years' written notice, not to make the annual minimum royalty payment of $300,000, but ICCM would have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. The Company is also obligated to meet certain product development milestones under the license agreement.

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

     In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). In general, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness.

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

     The Company has received 510(k) clearance to market the SensiCath System and the OpticalCAM monitor from the FDA. In December 2000, the Company received 510(k) clearance from the FDA to market CapnoProbe.

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

Employees

     As of March 15, 2001, the Company had 17 full-time and one part-time employee. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Item 2.   PROPERTIES.

     The Company's facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. The Company leases these facilities pursuant to a lease that expires on May 31, 2001. The lease provides for rent of approximately $18,600 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company believes it will be able to renew this lease if necessary.

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

Item 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The executive officers of the Company, their ages and the offices held, as of March 15, 2001, are as follows:

     Name                Age                      Title
   --------             -----                   ---------

Paulita M. LaPlante       43     President and Chief Executive Officer

Wesley G. Peterson        53     Chief Financial Officer, Vice President of
                                 Finance and Administration and Secretary

Victor Kimball            37     Vice President, Strategic Planning and Product
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

     Victor Kimball has been the Company's Vice President, Strategic Planning and Product Development since December 1998. From June 1997 to October 1998, Mr. Kimball was Director of Engineering and Business Development and from January 1995 to June 1997, he was Director of Engineering. From June 1992 to January 1995 he was Engineering Manager of the Company..

                                    PART II
                                    -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     From February 14, 1996, the date of the Company's initial public offering, through May 11, 2000, the Company's Common Stock was traded on The Nasdaq National Market. Since May 12, 2000, the Company's Common Stock has traded in the over-the-counter market on the OTC Bulletin Board under the symbol OPSI.OB. The following table sets forth the quarterly high and low bid prices for The Company's Common Stock for the periods indicated as reported by Nasdaq prior to May 11, 2000, and by the OTC Bulletin Board thereafter.

             Quarter Ended               High          Low
           -----------------------  -------------  -----------
           March 31, 2000               $4.50         $ .63
           June 30, 2000                 2.34           .50
           September 30, 2000            1.38           .50
           December 31, 2000              .91           .06

           March 31, 1999               $1.81         $1.03
           June 30, 1999                 1.50          0.75
           September 30, 1999            1.50          0.88
           December 31, 1999             1.34          0.50

     The foregoing prices reflect inter-dealer prices, without dealer markup, mark-down or commissions, and may not represent actual transactions.

     As of March 21, 2001, the Company had 3,413 stockholders of record of its common stock.

     The Company has never paid any cash dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

     See Item 12 "Certain Relationships and Related Transactions" for a description of all sales of unregistered securities by the Company since January 1, 2000. All such sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. The Company did not pay any commissions with respect to the sale of such securities.

Item 6.  SELECTED FINANCIAL DATA.

                                                         Years Ended December 31,
                                     ----------------------------------------------------------------
                                       2000          1999          1998          1997          1996
                                     --------      --------      --------      --------      --------
                                                  (in thousands, except per share data)
Statements of Operations Data

Net sales ......................     $      0      $    134      $  1,019      $    141      $    163
Operating expenses .............        3,707         5,968        10,533        10,472         9,734
Loss from operations ...........        3,707         7,879       (12,420)      (12,527)      (10,941)
Interest income (expense), net..       (1,438)          101           628         1,193         1,555
Net loss .......................       (5,302)       (7,785)      (11,817)      (11,333)       (9,385)
Net loss per common share,
  basic and diluted.............         (.59)         (.88)        (1.34)        (1.35)        (1.30)


                                                         December 31,
                                    -------------------------------------------------------
                                     2000        1999        1998        1997        1996
                                    -------     -------     -------     -------     -------
                                                        (in thousands)
Balance Sheet Data

Cash and cash equivalents .....      $  493      $1,451     $ 8,080     $17,101     $30,135
Working capital ...............          50       2,001       9,103      18,220      30,039
Total assets ..................       2,716       4,296      12,565      21,626      32,369
Long-term obligations .........           6       1,041         495         472          --
Total shareholders' equity.....         992       3,355      10,984      20,157      31,050

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal Years Ended December 31, 2000 and 1999

     Net sales were zero in 2000 as compared to $134,131 in 1999. The decrease in sales is the result of the Company's suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for 1999 consisted of development fees and sales of SensiCath sensors to existing customers, less OpticalCAM product returns. No new customer sales were made during 1999. The Company does not expect any sales of the SensiCath System in the future.

     Cost of products sold was zero in 2000 as compared to $2,045,183 in 1999. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe product. Accordingly, beginning in 2000 these costs were reclassified as research and development activities. The total amount reclassified was $694,496.

     Research and development costs for 2000 decreased $299,721 to $2,815,354 or 10% from $3,115,075 in 1999. Research and development efforts during the year were directed towards product development and regulatory activities for the CapnoProbe. Research and development staffing was reduced by approximately 25% in the second quarter of 1999. These savings were offset partially by the reclassification to research and development of former manufacturing resources and related costs totaling $694,496 in 2000. Under the July 1998 license agreement with ICCM, the Company paid $300,000 in minimum royalties in 2000 and expects to pay $300,000 in minimum royalties in 2001. The minimum royalty payments paid in 2000 and in 1999 were recorded as research and development expenses because no CapnoProbe sales took place in 2000 or in 1999. Once significant sales occur, CapnoProbe royalties will be recorded as an offset to Net Sales. The Company is unable to project when significant sales will occur until such time as it has secured a distributor relationship for distribution of the CapnoProbe product. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. Research and development costs are expected to continue at this level for the foreseeable future.

     Selling, general and administrative expenses in 2000 decreased $1,961,783 or 69% to $891,192 from $2,852,975 for 1999. Substantially all sales and marketing activities were suspended during the first quarter of 1999, accounting for the decrease from 1999. The Company expects selling, general and administrative expenses to continue at this level for the foreseeable future, not including expenses that might result from its activities in securing a corporate merger or sale of a portion or all of the Company. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status. Selling, general and administrative expenses included non-cash compensation expense of $68,884 recognized in the third quarter of 2000 relating to variable accounting applicable to the Company's stock option plan. This expense was reversed in the fourth quarter as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. Additional compensation charges could be recorded in future periods.

     Interest expense in 2000 increased $1,390,599 to $1,474,308 from $83,709 in 1999.

     Interest income in 2000 decreased $148,856 to $36,114 from $184,979 in 1999. The decrease in interest income in 2000 is due to declining cash balances.

     Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $5,302,178 for 2000, compared to a net loss of $7,785,276 for 1999. As of December 31, 2000, the Company had an accumulated deficit of $71,453,504. The Company anticipates that its operating losses will continue in the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

Fiscal Years Ended December 31, 1999 and 1998

     Net sales in 1999 decreased $884,733 or 87% to $134,131 from $1,018,864 in
1998. The decrease in sales is the result of the Company's suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for 1999 consisted of development fees and sales of SensiCath sensors to existing customers, less OpticalCAM product returns. No new customer sales were made during 1999. Costs of products sold in 1999 decreased $860,383 or 30% to $2,045,183 from $2,905,566 in 1998. The decreased cost of products sold for 1999 was directly related to the suspension of SensiCath production in January 1999. Costs of products sold for 1999 included approximately $400,000 in fourth quarter write-offs of SensiCath production tooling, equipment and inventories.

     Research and development costs for 1999 decreased $1,132,954 or 27% to $3,115,075 from $4,248,029 in 1998. The decrease for 1999 is due primarily to a reduction in research and development staffing of approximately 25% in the first quarter of 1999. Research and development efforts during 1999 were directed towards product development and regulatory activities for the CapnoProbe product. Under the July 1998 license agreement with ICCM, the Company paid $300,000 in minimum royalties in 1999. The minimum royalty payments paid in 1999 were recorded as research and development expenses because no CapnoProbe sales took place in 1999.

     Selling, general and administrative expenses in 1999 decreased $3,431,929 or 55% to $2,852,975 from $6,284,904 in 1998. Substantially all sales and marketing activities were suspended during the first quarter of 1999, accounting for the decrease from 1998. Selling, general and administrative expenses consist primarily of the cost of CapnoProbe marketing clinical activities, ongoing administrative activities and costs of maintaining the Company's public status.

     Net interest income in 1999 decreased $527,074 to $101,270 from $628,344 in 1998. The decrease in net interest income in 1999 is due to declining cash balances.

Liquidity and Capital Resources

     To date, the Company has financed its operations primarily through the sale of equity and debt securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock to IL, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share (which is equal to the closing market price on the date before signing of the agreement) for a total price of $2,206,015.

     On March 10, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III is due on September 10, 2001. The $700,000 note held by Special Situations Fund III is convertible, at the option of holder, into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if the Company sells equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

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

     On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be reduced to the weighted average price at which Circle F Ventures purchased Series A Preferred Stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter. This expense was reversed in the fourth quarter as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. Additional compensation charges could be recorded in future periods.

     On March 8, 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures agreed to loan the Company up to $150,000, pursuant to a convertible promissory note. The note is convertible, at the option of Circle F Ventures, into shares of Common Stock. If the Company completes a private placement of equity securities (the "Financing") by April 30, 2001, the conversion price of the note will be equal to the per share price of the securities sold in the Financing. If the Company does not complete the Financing by April 30, 2001, the conversion price of the note will be $.25 per share.

     The Company's cash and cash equivalents were $492,982 and $1,450,872 at December31, 2000 and December 31, 1999, respectively. The decrease in the Company's cash balance is due to the operating losses described above offset partially by $1,400,000 received upon issuance of convertible promissory notes and $1,495,065 net proceeds received upon sale of Series A Preferred Stock. The Company incurred cash expenditures of $3,357,397 for operations and $23,766 for capital expenditures in 2000.

     The Company believes that its current cash balances are sufficient to fund its operations through the first quarter of 2001. Accordingly, the report of the independent auditors on the Company's 2000 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company does not have sufficient cash to fund its operations after March 31, 2001, and the Company will need to raise additional funds or obtain technology development fees in order to continue operations. There can be no assurance, however, that the Company will be able to obtain additional funding or technology development fees. If the Company is unable to obtain additional financing and revenues when needed, it will likely be forced to cease operations.

Certain Important Factors

     In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

     . Need for Additional Financing. The Company believes that its current cash balances are sufficient to fund its operations through the first quarter of 2001. Accordingly, the report of the independent auditors on the Company's 2000 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company does not have sufficient cash to fund its operations after March 31, 2001, and the Company will need to raise additional funds or obtain technology development fees in order to continue operations. There can be no assurance, however, that the Company will be able to obtain additional funding or technology development fees. If the Company is unable to obtain additional financing and revenues when needed, it will likely be forced to cease operations.

     . Development and Commercialization of CapnoProbe. The Company's future success will depend, in large part, on successful development and commercialization of the CapnoProbe product. The Company is in the later stages of developing and testing prototypes. The Company has not yet established commercial manufacturing for the CapnoProbe, nor has the Company secured a distribution partner. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe product.

     . Completion of Corporate Alliance or Business Combination. Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company continues to discuss with other parties potential transactions involving the CapnoProbe as well as other applications of its technology base. There can be no assurance that the Company will be able to enter into a definitive distribution agreement for its CapnoProbe product with this party or otherwise complete a transaction with terms favorable to the Company.

     . OTC Bulletin Board. On May 12, 2000, the Company's common stock ceased to be quoted on The Nasdaq National Market and was transferred to the Over-The-Counter ("OTC") Bulletin Board because the Company no longer met, and currently does not meet, standards for continued listing on The Nasdaq National Market or The Nasdaq SmallCap Market. Because the Company's common stock is traded on the OTC Bulletin Board, trading is subject to "penny stock" rules under the Securities Exchange Act of 1934 as amended. The public trading market for the Company's Common Stock has been, and may continue to be, adversely effected by this development. The Company does not expect to be able to meet the listing criteria for The Nasdaq National Market or The Nasdaq Small Cap Market in the foreseeable future.

     . Competition. Competition among medical device companies is intense and increasing. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than the Company's products or that would render the Company's products obsolete or non-competitive.

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

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Financial Statements and Independent Auditors' Report thereon on pages 26 to 47 of this Report are incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Not applicable.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
                                    --------

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Directors, Executive Officers, Promoters and Control Persons

     Name of Director           Age                  Principal Occupation                   Director Since
 ------------------------   ----------   ----------------------------------------------    ----------------
Paulita M. LaPlante             43       President and Chief Executive Officer of the            1998
                                         Company

Richard B. Egen (1)             62       President and Chief Executive Officer of                1997
                                         NephRx Corporation

Demetre M. Nicoloff, M.D.       67       Cardiac Surgeon and Senior Partner of                   1989
                                         Cardiac Surgical Associates

Charles D. Snead, Jr. (1)       68       Consultant and Attorney                                 2000

__________________

(1)  Member of the Audit Committee

     Paulita M. LaPlante has been the President and a Director of the Company since September 1998, and Chief Executive Officer of the Company since December 1998. From June 1994 to September 1998, Ms. LaPlante served as the Company's Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994.
She also served as the Company's interim Vice President of Research and Development from January 1994 to September 1994. Ms. LaPlante serves as a member of the Board of Directors of VidaMed, Inc., a urology company.

     Richard B. Egen has been a Director of the Company since June 1997. Mr. Egen is the President and Chief Executive Officer of NephRx Corporation, a biotechnology company formed to commercialize kidney growth factor technology developed at the University of Chicago. From January 1996 to December 1996, Mr. Egen served as a consultant to Baxter International, Inc. ("Baxter") and Nestle, S.A. ("Nestle") for clinical nutrition and start up medical companies. From January 1989 to December 1995, he served as President and Chief Executive Officer of Clintec International, Inc., a joint venture between Baxter and Nestle that develops, manufactures, markets and distributes clinical nutrition solutions and formulations. Prior to joining Clintec International, Inc., Mr. Egen served in several positions at Baxter, including Senior Vice President and a member of Baxter's Senior Management Committee. Mr. Egen is Chairman of the Board of Directors of Aksys, Ltd.

     Demetre M. Nicoloff, M.D. has been a Director of the Company since July 1989. Dr. Nicoloff has been a cardiac surgeon for more than 15 years, and is presently a Senior Partner of Cardiac Surgical Associates with practices at the Minneapolis Heart Institute and the St. Paul Heart and Lung Institute. Dr. Nicoloff is a member of the Board of Directors of Applied Biometrics, Inc. and Jundt Associates Funds.

     Charles D. Snead, Jr. has been a Director of the Company since June 2000. Mr. Snead is an attorney and has served in various legal, executive, and board of director positions in several New York and Nasdaq stock exchange listed companies over a period of 30 years. Since early 1996, Mr. Snead has served as a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

     The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act, except as follows. All of the Company's directors and executive officers failed to timely file a report on Form 4 or Form 5 disclosing the grant and repricing of stock options in 2000. Charles D. Snead, Jr. failed to timely file a Form 3 following his election to the Company's Board of Directors in June 2000. The Company's directors and officers are in the process of filing the delinquent forms.

Item 10.  EXECUTIVE COMPENSATION.

     The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and those executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2000 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                  Annual                      Long-Term
                                                               Compensation                 Compensation
                                                       -----------------------------       ---------------
                                                                                              Securities
                                                                                              Underlying
Name and Principal Position                     Year      Salary($)        Bonus($)           Options(#)
---------------------------                    ------   ------------     -----------       ---------------
Paulita M. LaPlante                              2000      $180,000         $     0             381,993(1)
President and Chief Executive Officer            1999       186,923               0                   0
                                                 1998       136,885          75,000             553,889(2)

Victor Kimball                                   2000      $123,599               0             171,158(3)
Vice President, Strategic Planning and           1999       127,819               0                   0
Product Development                              1998        96,170               0              74,889(4)

Wesley G. Peterson                               2000      $110,000               0             168,158(5)
Chief Financial Officer, Vice President of       1999       104,980               0                   0
Finance and Administration and Secretary         1998        97,000               0              53,044(6)

_______________
(1) Of these options, an aggregate of 42,618 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 377,777 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(2) Of these options, an aggregate of 265,000 shares represented options originally granted in March 1998 and September 1998, respectively, that were canceled and reissued in November 1998. The remaining 23,889 shares represented options originally granted prior to 1998 that were canceled and reissued in November 1998.

(3) Of these options, an aggregate of 98,936 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 72,222 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(4) Of these options, 10,000 shares represented options originally granted in March 1998 that were canceled and reissued in November 1998, and 4,889 shares represented options originally granted prior to 1998 that were canceled and reissued in November 1998.

(5) Of these options, an aggregate of 76,225 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 91,933 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(6) Of these options, 40,000 shares represented options originally granted in March 1998 that were canceled and reissued in November 1998, and 13,044 shares represented options originally granted prior to 1998 that were canceled and reissued in November 1998.

Option Grants and Exercises

     The following tables summarize option grants and exercises during the year ended December 31, 2000 to or by the Named Executive Officers and the potential realizable value of the options held by such persons at December 31, 2000.

                        Option Grants in Last Fiscal Year

                                Individual Grants (1)
                    ---------------------------------------------
                                 Percent of
                                    Total                              Potential Realizable Value
                    Number of     Options                               at Assumed Annual Rates
                    Securities   Granted to  Exercise                 of Stock Price Appreciation
                    Underlying    Employees   or Base                     for Option Term (2)
                     Options     in Fiscal     Price   Expiration   ---------------------------------
         Name       Granted (#)     Year      ($/Sh)       Date        0%          5%           10%
------------------- -----------  ----------  --------  ----------   --------     --------    --------
Paulita M. LaPlante  42,618 (3)     2.2%       $.50      8/11/10     $ 3,998     $ 19,913    $ 44,330
                     42,618 (3)     2.2%      .3462      8/11/10      10,552       26,467      50,884
                     88,888 (4)     4.6%      .3462      8/02/05      22,009       36,591      54,232
                    211,870 (4)    10.9%      .3462      3/31/08      52,459      109,872     188,977
                     77,019 (4)     4.0%      .3462      3/31/08      19,070       39,941      68,697

Victor Kimball       98,936 (3)     5.1%       $.50      8/11/10     $ 9,280     $ 46,227    $102,910
                     98,936 (3)     5.1%      .3462      8/11/10      24,497       61,443     118,126
                      4,333 (4)     0.2%      .3462      8/02/05       1,073        1,784       2,644
                      4,889 (4)     0.3%      .3462      3/31/08       1,211        2,535       4,361
                     10,000 (4)     0.5%      .3462      3/31/08       2,476        5,186       8,919
                     50,000 (4)     2.6%      .3462     11/06/08      12,380       27,214      48,242

Wesley G. Peterson   76,225 (3)     3.9%       $.50      8/11/10     $ 7,150     $ 35,615    $ 79,287
                     76,225 (3)     3.9%      .3462      8/11/10      18,873       47,339      91,010
                     38,889 (4)     2.0%      .3462      8/02/05       9,629       16,009      23,727
                     40,000 (4)     2.1%      .3462      3/31/08       9,904       20,743      35,678
                     13,044 (4)     0.7%      .3462      3/31/08       3,230        6,764      11,635

______________

(1) All of the options granted to executives were granted under the Company's 1993 Stock Option Plan. The foregoing options generally become exercisable at the rate of 25% of the number of shares covered by such option on each of the first four anniversary dates of the grant of such option, so long as the executive remains employed by the Company or one of its subsidiaries. However, options granted in November 1998 pursuant to the employee repricing program vest beginning on May 6, 1999 at the same dates as the corresponding option that was replaced. To the extent not already exercisable, options under the plan become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their term. See "Executive Compensation and Other Benefits--Change in Control Arrangements."

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table might not necessarily be achieved.

(3) This option was granted in August 2000 with an exercise price of $.50, which was subsequently reduced to $.3462. See "Board Report on Repricing of Options."

(4) This option was originally granted prior to 2000 and was repriced in 2000. See "Board Report on Repricing of Options."

     The following table summarizes the options that were exercised by the Named Executive Officers during the year ended December 31, 2000 and the potential realizable value of the options held by such persons at December 31, 2000.

                         Aggregated Option Exercises In
               Last Fiscal Year and Fiscal Year-End Option Values

                                        Number of Securities                   Value of Unexercised
                                       Underlying Unexercised                  In-the-Money Options
                                    Options at December 31, 2000             at December 31, 2000(1)
                                ------------------------------------   -----------------------------------
Name                               Exercisable       Unexercisable       Exercisable       Unexercisable
----------------------------    -----------------  -----------------   ---------------   -----------------
Paulita M. LaPlante                  241,527             178,868              $0                  $0
Victor Kimball                        38,722             129,436               0                   0
Wesley G. Peterson                    70,183              97,975               0                   0

______________

(1) Value based on the difference between the fair market value of the Common Stock on December 31, 2000 of $.344 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Board of Directors Report on Repricing of Options

     On August 18, 2000, the Board of Directors of the Company approved an amendment to the exercise price of all stock options held by all current employees, including executive officers, and current directors. Prior to the amendment, these options had exercise prices ranging from $9.00 to $.90 per share. The exercise price of all amended stock options was reduced to the weighted average per share price paid by Circle F Ventures for Series A Preferred Stock pursuant to the Securities Purchase Agreement, dated August 10, 2000, between the Company and Circle F Ventures. See "Certain Relationship and Related Transactions" for a description of this financing transaction. The Board of Directors believed that repricing the options was critical to retaining the Company's employees and directors, particularly in light of the fact that the Company was required to sell Series A Preferred Stock at prices ranging from $.25 per share to $.50 per share under the Securities Purchase Agreement in order to continue operations. In addition, the Company is continuing to explore strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Board believes that providing employees with the opportunity to benefit from an increase in the equity value of the Company is a critical factor in executing the Company's strategic objectives.

     The following table sets forth certain information regarding the repricing of options held by the Company's executive officers during the last ten fiscal years.

                           Ten-Year Option Repricings
                           --------------------------

                                     Securities                                                     Length of
                                     Underlying   Market Price of                                Original Option
                                      Number of       Stock At      Exercise Price               Term Remaining
                                       Options        Time of         At Time of       New         At Date of
                                     Repriced or    Repricing or     Repricing or    Exercise     Repricing or
         Name               Date     Amended (#)    Amendment ($)    Amendment ($)   Price ($)      Amendment
         ----              -------   -----------  ----------------  --------------   ---------   ---------------
Paulita M. LaPlante        8/18/00      42,618     $ .5938               $ .50       $ .3462       120 months
                           8/18/00      88,888       .5938                 .90         .3462        60 months
                           8/18/00     211,870       .5938                1.6875       .3462        92 months
                           8/18/00      77,019       .5938                1.6875       .3462        92 months
                          11/06/98     200,000      1.6875                2.375       1.6875       118 months
                          11/06/98      65,000      1.6875                5.125       1.6875       112 months
                          11/06/98      15,000      1.6875                4.875       1.6875       103 months
                          11/06/98       8,889      1.6875                6.000       1.6875        94 months

Victor Kimball             8/18/00      98,936     $ .5938               $ .50       $ .3462       120 months
                           8/18/00       4,333       .5938                 .90         .3462        60 months
                           8/18/00       4,889       .5938                1.6875       .3462        92 months
                           8/18/00      10,000       .5938                1.6875       .3462        92 months
                           8/18/00      50,000       .5938                1.6875       .3462        99 months
                          11/06/98      10,000      1.6875                5.125       1.6875       112 months
                          11/06/98       2,000      1.6875                4.875       1.6875       103 months
                          11/06/98       2,889      1.6875                6.000       1.6875        94 months

Wesley G. Peterson         8/18/00      76,225     $ .5938                  $.50     $ .3462       120 months
                           8/18/00      38,889       .5938                   .90       .3462        60 months
                           8/18/00      40,000       .5938                1.6875       .3462        92 months
                           8/18/00      13,044       .5938                1.6875       .3462        92 months
                          11/06/98      40,000      1.6875                5.125       1.6875       112 months
                          11/06/98       7,000      1.6875                4.875       1.6875       103 months
                          11/06/98       6,044      1.6875                6.000       1.6875        94 months

                                         Board of Directors

                                         Paulita M. LaPlante
                                         Richard B. Egen
                                         Demetre M. Nicoloff, M.D.
                                         Charles D. Snead, Jr.

Board Report on Executive Compensation

     The Board of Directors approves compensation for the Company's directors, executive officers and key managers, and acts on such other matters relating to their compensation as it deems appropriate. In addition, the Board administers the Company's stock option plans, pursuant to which incentive stock options and non-statutory stock options may be granted to eligible key employees, officers, directors and consultants of the Company.

     Compensation Philosophy and Objectives. The philosophy underlying the decisions and recommendations of the Board is to recognize and reward results and achievement at the Company and individual level by linking compensation to such achievement. Consistent with this philosophy, the Board has set the following objectives for the Company's executive compensation program:

     o Motivate officers to achieve desired Company performance goals by rewarding such achievements.

     o Provide a program of compensation that is competitive with comparable companies to enable the Company to attract and retain key executive talent.

     o Align the interests of the Company's executives with the interests of the Company's stockholders by linking compensation to the Company's performance and by providing the Company's executives with long-term opportunities for stock ownership.

     In determining its recommendations as to the compensation of the Company's executives, the Board considers factors, such as Company performance, both in isolation and in comparison to companies of comparable development, complexity and size; the individual performance of each executive officer; historical compensation levels at the Company; the overall competitive environment for executives and the level of compensation necessary to attract and retain the level of key executive talent desired by the Company.

     Executive Compensation Program Components. The Company's executive compensation program consists of base salary, performance bonuses, long-term incentive opportunities under the Company's stock option plans and severance benefits. Each element of the compensation program is discussed in greater detail below.

     o Base Salary. The base salary of each executive officer of the Company, including the compensation of Ms. LaPlante as President and Chief Executive Officer, are based on a number of factors, including the executive officer's experience and qualifications, the potential impact of the individual on the Company's performance, the level of skill and responsibility required by the individual's position and the other factors described above. Base salaries are determined for each year prior to the beginning of the year. In general, the Board seeks to set executive officer base salaries at moderately to aggressively competitive levels in relation to the companies with which the Company competes for executives. The base salary for Company's executive officers did not increase in 2000 from 1999.

     o Management Performance Bonuses. The Company did not establish an annual management performance bonus program for the Company's executive officers for 2000. Therefore, no bonus was paid to Ms. LaPlante or any of the other executive officers for services during 2000. However, under the August 10, 2001 Investment Agreement between the Company and Circle F Ventures, the Board of Directors approved and Circle F Ventures agreed that upon a Change in Control, the Company's employees, in the aggregate, will be paid a bonus equal to (A) One Hundred Percent (100%) of the proceeds to the Company or its shareholders from the Change in Control transaction between Fifteen Million Dollars ($15,000,000) and Sixteen Million Dollars ($16,000,000) plus (B) Ten Percent (10%) of the proceeds to the Company or its shareholders from the Change in Control transaction between Sixteen Million Dollars ($16,000,000) and Twenty Million Dollars ($20,000,000). Ms. LaPlante is eligible to receive 15% of this bonus.

     o Long-Term Incentive Compensation. The Board makes long-term incentive compensation available to the Company's executive officers, as well as all other employees of the Company, through the grant of stock options. The purpose of stock option grants is to advance the interests of the Company and its stockholders by enabling the Company to attract and retain persons of ability to perform services for the Company, including persons performing services to the Company as executive officers. By granting stock options to executive officers and other employees, the Board seeks to align the long-term interests of these individuals with those of the Company's stockholders by creating a strong and direct nexus between compensation and stockholder return and to enable executive officers and key managers to develop and maintain a significant ownership position in the Company. The Board determines the number of options and the terms and conditions of such options based on certain factors, including the past performance of the executive officer, the executive officer's potential impact on the achievement of the Company's objectives, past grants or awards of stock-based compensation and on comparative compensation data regarding option grants by Company's within the medical device industry as well as within a broader group of companies of comparable size and complexity. In August 2000, Ms. LaPlante was granted an option covering 42,618 shares of Common Stock. In addition, in August 2000, the Board repriced stock options held by all employees and directors. See "Board Report on Repricing of Options."

     o Severance Benefits. In August 1999, the Company's Board of Directors approved three new severance pay plans for its employees, including a severance pay plan for the Company's executive officers. All of the Company's executive officers are covered by the severance pay plan that provides for the payment of certain benefits to the Company's executive officers who experience a "Qualifying Termination of Employment." See "Change in Control Arrangements" for a description of the material terms of this plan.

     Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility of certain compensation paid to the chief executive officer and each of the four other most highly compensated executives of a publicly held corporation to $1,000,000. In 2000, the Company did not pay "compensation" within the meaning of Section 162(m) to such executive officers in excess of $1,000,000, and does not believe it will do so in the near future. Therefore, the Company does not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels ever approach $1,000,000.

                                       Board of Directors

                                       Paulita M. LaPlante
                                       Richard B. Egen
                                       Demetre M. Nicoloff, M.D.
                                       Charles D. Snead, Jr.

Comparative Stock Performance

     The graph below compares, for the period from February 14, 1996, the date of the Company's initial public offering, to December 31, 2001, the total cumulative stockholder return on the Company's Common Stock to the total cumulative return on the Standard & Poor's 500 Stock Index and a peer-group selected in good faith by the Company consisting of the following companies:
Datascope Corporation; Diametrics Medical, Inc.; I-Stat Corporation; Protocol Systems, Inc.; and Spacelabs Medical, Inc. The peer group consists of public companies in the Company's industry that market arterial blood gas measurement systems or critical care patient bedside monitoring systems, and the peer-group companies were selected on that basis. Marquette Medical Systems, Inc. has been excluded from the peer group because it has been acquired. The graph assumes a $100 investment in the Company's Common Stock, the Standard & Poor's 500 Stock Index and the peer-group on February 14, 1996 and the reinvestment of all dividends.

                       Comparison Cumulative Total Return
                       Among Optical Sensors Incorporated,
             the Standard & Poor's 500 Stock Index and a Peer-Group


                              [Performance Graph]



Company Name/Index              2/14/96     12/31/96    12/3197   12/31/98   12/31/99   12/31/00
------------------              -------     --------    -------   --------   --------   --------
Opitical Sensors Inc.             100         61.54      41.35      10.58       4.81       2.69
S&P 500 INDEX                     100        115.97     154.66     198.86     240.70     218.79
PEER GROUP                        100         87.65      86.10      72.68     108.50     107.06

Change in Control Arrangements

     In August 1999, the Company's Board of Directors approved three new severance pay plans for its employees, including a severance pay plan (the "Severance Pay Plan") for the Company's executive officers (the "Executives"). All of the Company's executive officers are covered by the Severance Pay Plan. The Severance Pay Plan, as amended, provides for the payment of certain benefits to Executives of the Company who experience a "Qualifying Termination of Employment."

     A "Qualifying Termination of Employment" occurs if and only if:

     . The Company terminates the Executive's employment, before or after a Change in Control, for any reason except "cause," death or disability, or

     . The Executive terminates his or her employment either (1) prior to a Change in Control if his or her termination was a condition of the Change in Control or was requested or insisted upon by an unrelated person involved with the Change in Control or (2) during the 12 months after the Change in Control due to any of the following reasons:

        . A change in the Executive's title, status, position, duties, authority or responsibilities as an employee of the Company in effect immediately prior to the Change in Control which in the Executive's reasonable judgment is material and adverse, other than a change caused by an insubstantial or inadvertent action that the Company promptly remedies after becoming aware of the change;

        . A reduction in the Executive's base pay or an adverse change in the form or timing of the payment of the base pay, as in effect immediately prior to the Change in Control or as thereafter increased;

        .  Certain adverse changes to specified Company employee benefit plans;

        . Relocation of the Executive's place of work more than 30 miles from his or her work location immediately prior to the Change in Control;

        . The failure of the Company to obtain the assent of the Severance Pay Plan by an acquiror at least three days before a Change in Control occurs; or

        . Termination of employment with the Company for any reason other than death during the twelfth month following the month during which the Change in Control occurs.

     If an Executive has a Qualifying Termination of Employment, he or she will continue to receive his or her regular pay and continue to participate in all employee benefit plans until the date of termination specified in the notice of termination. In addition, the Executive will receive the following:

     . A lump sum cash payment equal to 12 times the Executive's monthly base pay payable within 10 days after the date of termination;

     .  A "gross up" payment for any excise tax liability; and

     . Indemnification and expense advances for damages, costs and expenses incurred in connection with all matters relating to the Executive's service with or for the Company.

     The Executive has no duty or obligation to seek or accept other employment in order to become or continue to be eligible for benefits under the Severance Pay Plan.

     Before a Change in Control, the Company's Board of Directors may amend the Severance Pay Plan at any time and in any manner but the effective date of any amendment that adversely affects a participant must be at least one year after the amendment is approved by the Board of Directors. If a Change in Control occurs before an amendment becomes effective, the amendment automatically becomes null and void. On and after a Change in Control, the Severance Pay Plan may be amended only if the participant affected by the amendment consents to the amendment in writing.

     The Board of Directors of the Company may terminate the Severance Pay Plan at any time subject to the following limitations:

     . Before a Change in Control, the effective date of the termination must be at least one year after the date on which the termination is approved by the board of directors; and

     . The Severance Pay Plan cannot be terminated, and no termination will become effective, during the 12 month period after a Change in Control.

     Under the Company's 1993 Stock Option Plan, as amended (the "1993 Plan"), upon the occurrence of a "change in control," all outstanding options granted under the 1993 Plan will become and remain exercisable in full during their remaining terms regardless of whether the plan participants remain employees of the Company or a subsidiary. The acceleration of the exercisability of options under the

1993 Plan may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments." In addition, the Compensation Committee, with the consent of any affected participant, may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

     Under the August 10, 2001 Investment Agreement between the Company and Circle F Ventures, the Board of Directors approved and Circle F Ventures agreed that upon a Change in Control, the Company's employees, in the aggregate, will be paid a bonus equal to (A) One Hundred Percent (100%) of the proceeds to the Company or its shareholders from the Change in Control transaction between Fifteen Million Dollars ($15,000,000) and Sixteen Million Dollars ($16,000,000) plus (B) Ten Percent (10%) of the proceeds to the Company or its shareholders from the Change in Control transaction between Sixteen Million Dollars ($16,000,000) and Twenty Million Dollars ($20,000,000).

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 1, 2001, unless otherwise noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) by each director;
(c) by each executive officer named in the Summary Compensation Table; and (d) by all directors and executive officers of the Company as a group.

                                                                             Shares of Common Stock
                                                                             Beneficially Owned (1)
                                                                      -------------------------------------
Name                                                                     Amount       Percent of Class (2)
-------------------------------------------------------------------   ------------  -----------------------
Circle F Ventures, LLC and Hayden R. Fleming (3)..................      8,064,705              48.0%

Special Situations Funds (4)......................................        875,000               8.9%

Norwest Venture Capital (5).......................................        820,058               9.1%

Richard B. Egen (6)...............................................         22,000                 *

Paulita M. LaPlante (7)...........................................        243,614               2.6%

Demetre M. Nicoloff, M.D. (8).....................................         83,021                 *

Victor Kimball (9)................................................         45,478                 *

Wesley G. Peterson (10)...........................................         96,468               1.1%

Charles D. Snead, Jr..............................................          1,400                 *

All directors and executive officers
as a group (six persons) (11).....................................        631,880               6.7%

__________________
*  Less than 1% of the outstanding shares.

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options but are not deemed outstanding for computing the percentage of any other person or group.

(2) Based on 8,982,461 shares of Common Stock outstanding as of March 1, 2001.

(3) Based on Schedule 13D/A filed February 7, 2001. Includes 140,472 shares held by an individual retirement account for the benefit of Mr. Fleming's spouse and 20,000 shares held by an individual retirement account for the benefit of Mr. Fleming. Also includes 2,426,668 shares and warrants to purchase 606,667 shares issuable upon conversion of a convertible promissory note issued to Circle F Venture LLC ("Circle F") on March 10, 2000 and amended on August 11, 2000 and 466,665 shares and warrants to purchase 70,900 shares issuable upon conversion of a convertible promissory note issued to the Hayden R. Fleming and LaDonna M. Fleming Revocable Trust Dated 7/19/95 (the "Fleming Trust") on March 10, 2000 and amended on August 11, 2000. Also includes 4,333,333 shares issuable upon the conversion of 4,333,333 shares of Series A Convertible Preferred Stock held by Circle F. Mr. Fleming is the managing member of Circle F. The address of Circle F and Mr. Fleming is 14988 N. 78th Way, Suite 200, Scottsdale, Arizona 85260. See "Certain Relationship and Related Transactions."

(4) Based on a Schedule 13G/A filed November January 10, 2001. Includes 700,000 shares and warrants to purchase 175,000 shares issuable upon conversion of a convertible promissory note issued on March 10, 2000 to Special Situations Fund III, L.P., a limited partnership ("SSF III"). MGP Advisors Limited Partnership ("MGP") is the general partner and investment advisor of SSF III, and AWM Investment Company, Inc. ("AWM") is the general partner of MGP and the general partner and investment advisor of the Cayman Fund. Austin
    W. Marxe and David Greenhouse are officers, directors and members of AWM and MGP, respectively, and may be deemed to be the beneficial owner of the shares held by SSF III and Cayman Fund. SSF III, MGP, Cayman Fund and AWM have sole voting and investment power with respect to the shares beneficially owned by such fund and advisor. Messrs. Marxe and Greenhouse have shared voting and investment power with respect to the shares beneficially owned by each of them. The address of SSF III, MGP, AWM and Messrs. Marxe and Greenhouse is 153 East 53 Street, New York, New York 10022. The address of Cayman Fund is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Bank Building, P.O. Box 694, Grand Cayman, Cayman Islands, British West Indies. Does not reflect an amendment on March 10, 2001 reducing the conversion price of the foregoing note and increasing the number of shares issuable upon exercise of the foregoing warrant. Based on this amendment, the note is convertible into 1,400,000 shares and the warrant covers 375,000 shares. See "Certain Relationship and Related Transactions."

(5) Based on Schedule 13G filed February 22, 2000. Includes 366,833 shares held of record by Norwest Equity Partners IV and 453,225 shares held of record by Norwest Equity Partners V. Itasca Partners is the general partner of Norwest Equity Partners IV and may be deemed to be the beneficial owner of shares held by Norwest Equity Partners IV. Itasca Partners V is the general partner of Norwest Equity Partners V and may be deemed to be the beneficial owner of shares held by Norwest Equity Partners V. Each of John E. Lindahl, George J. Still, Jr. and John P. Whaley, by virtue of his affiliation with Norwest Equity Partners IV and Norwest Equity Partners V, may be deemed to be the beneficial owner of shares held by Norwest Equity Partners IV and Norwest Equity Partners V; however he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Norwest Venture Capital and the other named individuals is 2800 Piper Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402.

(6) Includes 22,000 shares issuable upon exercise of outstanding stock options held by Mr. Egen.

(7) Includes 241,527 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.

(8) Includes 16,219 shares issuable upon exercise of outstanding stock options held by Dr. Nicoloff. Also includes 3,889 shares held in Dr. Nicoloff's living trust and 5,000 shares held by Nicoloff Properties, as to which Dr. Nicoloff disclaims any beneficial interest except to the extent of his pecuniary interest therein. Dr. Nicoloff's spouse is the managing agent of Nicoloff Properties.

(9) Includes 38,722 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.

(10) Includes 70,183 shares issuable upon exercise of outstanding stock options held by Mr. Peterson. Also includes 15,873 shares held by Mr. Peterson's spouse as to which Mr. Peterson shares voting and investment power.

(11) Includes 484,096 shares issuable upon exercise of outstanding stock options held by officers and directors or their affiliates. Also includes shares beneficially owned by affiliates of the Company's officers and directors, but does not include any shares beneficially owned by Circle F Ventures, LLC or Hayden R. Fleming. See notes (8) and (10) above.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 10, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III is due on September 10, 2001. The $700,000 note held by Special Situations Fund III is convertible, at the option of holder, into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if the Company sells equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

     On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. Accordingly, Circle F Ventures holds an aggregate of 4,333,334 shares of Series A Preferred Stock which were purchased from the Company at a weighted average price of $.346 per share. Each share of Series A Preferred Stock entitles the holder thereof to vote on all matters submitted to holders of Common Stock, and each shares of Preferred Stock has the number of votes equal to the number of shares of the Company's Common Stock into which it may be converted. Each share of Series A Preferred Stock is currently convertible into one share of Common Stock. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be re-priced at the same average price at which Circle F Ventures purchases Series A Preferred Stock.

     On March 8, 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures agreed to loan the Company up to $150,000, pursuant to a convertible promissory note. The note is convertible, at the option of Circle F Ventures, into shares of Common Stock. If the Company completes a private placement of equity securities (the "Financing") by April 30, 2001, the conversion price of the note will be equal to the per share price of the securities sold in the Financing. If the Company does not complete the Financing by April 30, 2001, the conversion price of the note will be $.25 per share.

     Charles D. Snead, Jr., who is a director of the Company, is a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

                                    PART IV
                                    -------

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.    Financial Statements.

         The following Financial Statements of the Company are set forth herein:

         Financial Statements                                                                       Page
         --------------------                                                                       ----
         Report of Independent Auditors......................................................        26

         Balance Sheets as of December 31, 2000 and 1999.....................................        27

         Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998....................................................        28

         Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998....................................................        29

         Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998....................................................        31

         Notes to Financial Statements.......................................................   32 - 47

         2.    Financial Statement Schedules.

          All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

          3.  Exhibits

          The exhibits to this Report are listed in the Exhibit Index on pages 49 to 52 below.

          A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder of the Company, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 13(a):

          A.   1989 Omnibus Stock Option Plan, as amended.

          B.   1993 Stock Option Plan, as amended.

          C. Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan.

          D. Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan.

          E. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

          F.   Executive Severance Pay Plan.

          G.   Amendment No. 1 to Executive Severance Pay Plan

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on December 28, 2000 reporting the purchase by Circle F Ventures of shares of Series A Preferred Stock.

                         Report of Independent Auditors

Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheets of Optical Sensors Incorporated as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 14 to the financial statements, the Company's recurring net losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 19, 2001

                          Optical Sensors Incorporated

                                 Balance Sheets


                                                                                    December 31
                                                                                2000            1999
                                                                          ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                $     492,982    $  1,450,872
   Accounts receivable                                                              8,371          52,516
   Inventories                                                                  1,259,290       1,305,065
   Prepaid expenses and other current assets                                        6,909          29,418
                                                                          ---------------------------------
Total current assets                                                            1,767,552       2,837,871

Property and equipment:
   Leased equipment                                                             1,157,989       1,157,989
   Research and development equipment                                             745,387         742,971
   Leasehold improvements                                                         340,802         340,802
   Furniture and equipment                                                        181,381         161,048
   Marketing equipment                                                          1,004,840       1,004,840
   Production equipment                                                           479,931         478,919
                                                                          ---------------------------------
                                                                                3,910,330       3,886,569
   Less accumulated depreciation                                               (3,512,459)     (2,975,140)
                                                                          ---------------------------------
                                                                                  397,871         911,429
Other assets:
   Patents, net                                                                   533,968         530,198
   Other assets                                                                    16,278          16,278
                                                                          ---------------------------------
                                                                                  550,246         546,476
                                                                          ---------------------------------
Total assets                                                                 $  2,715,669    $  4,295,776
                                                                          =================================

Liabilities and shareholders' equity Current liabilities:
   Convertible notes payable                                                 $  1,400,000    $          -
   Accounts payable                                                                14,393         110,595
   Employee compensation                                                          130,363         134,372
   Other liabilities and accrued expenses                                          74,508          75,499
   Obligations under capital lease, current portion                                98,442         516,487
                                                                          ---------------------------------
Total current liabilities                                                       1,717,706         836,953

Obligations under capital lease, less current portion                               5,667         104,108

Shareholders' equity:
   Preferred stock, par value $.01 per share
     Authorized shares--5,000,000
     Issued and outstanding shares 2000--4,333,334; 1999--None                     43,333               -
   Common stock, par value $.01 per share:
     Authorized shares--30,000,000
     Issued and outstanding shares 2000--8,982,461; 1999--8,935,304                89,825          89,353
   Additional paid-in capital                                                  72,312,642      69,416,688
   Accumulated deficit                                                        (71,453,504)    (66,151,326)
                                                                          ---------------------------------
Total shareholders' equity                                                        992,296       3,354,715
                                                                          ---------------------------------
Total liabilities and shareholders' equity                                   $  2,715,669    $  4,295,776
                                                                          =================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations


                                                                            Year ended December 31
                                                                  2000               1999              1998
                                                           ---------------------------------------------------------
Net sales                                                  $               -       $    134,131      $  1,018,864
Cost of goods sold                                                         -         (2,045,183)       (2,905,566)
                                                           ---------------------------------------------------------
Gross margin                                                               -         (1,911,052)       (1,886,702)

Operating expenses:
   Research and development                                        2,815,354          3,115,075         4,248,029
   Selling, general and administrative                               891,192          2,852,975         6,284,904
                                                           ---------------------------------------------------------
Total operating expenses                                           3,706,546          5,968,050        10,532,933
                                                           ---------------------------------------------------------

Operating loss                                                    (3,706,546)        (7,879,102)      (12,419,635)

Interest expense                                                  (1,474,308)           (83,709)          (95,043)
Interest income                                                       36,114            184,979           723,387
Other expense                                                       (157,438)            (7,444)          (26,039)
                                                           ---------------------------------------------------------
                                                                  (1,595,632)            93,826           602,305
                                                           ---------------------------------------------------------
Net loss                                                         $(5,302,178)       $(7,785,276)     $(11,817,330)
                                                           =========================================================

Net loss per common share:
   Basic and diluted                                                $(.59)             $(.88)            $(1.34)

Shares used in calculation of net loss per share:
   Basic and diluted                                               8,974,981          8,868,742         8,819,000


See accompanying notes.

                          Optical Sensors Incorporated

                       Statements of Shareholders' Equity

                          Year ended December 31, 2000



                                                          Preferred Stock             Common Stock
                                                    -------------------------------------------------------
                                                       Shares        Amount       Shares        Amount
                                                    -------------------------------------------------------
Balance at December 31, 1997                                   -     $     -       8,400,554     $84,006
Issuance of common stock in connection with
   private placement                                           -           -         441,203       4,412
Issuance of common stock upon exercise of options
   and warrants and employee stock purchase plan               -           -          28,477         284
Value assigned to warrants in connection with debt
   and lease financing                                         -           -               -           -
Forfeiture of common stock                                     -           -         (40,833)       (408)
Payment on note receivable                                     -           -               -           -
Amortization of deferred compensation                          -           -               -           -
Net loss                                                       -           -               -           -
                                                    -------------------------------------------------------
Balance at December 31, 1998                                   -           -       8,829,401      88,294
Issuance of common stock upon exercise of options
   and warrants and employee stock purchase plan               -           -         105,903       1,059
Value assigned to warrants in connection with debt
   and lease financing                                         -           -               -           -
Amortization of deferred compensation                          -           -               -           -
Net loss                                                       -           -               -           -
                                                    -------------------------------------------------------
Balance at December 31, 1999                                   -           -       8,935,304      89,353
Issuance of Series A preferred stock                   4,333,334      43,333               -           -
Issuance of common stock upon exercise of options              -           -          47,157         472
Beneficial conversion on convertible notes payable             -           -               -           -
Net loss                                                       -           -               -           -
                                                    -------------------------------------------------------
Balance at December 31, 2000                           4,333,334     $43,333       8,982,461     $89,825
                                                    =======================================================


See accompanying notes.


    Additional
     Paid-in         Accumulated        Deferred      Note Receivable
     Capital           Deficit        Compensation      from Officer         Total
-----------------------------------------------------------------------------------------
     $67,088,370      $(46,548,720)      $(221,790)       $(245,000)      $ 20,156,866

       2,192,779                 -               -                -          2,197,191

          55,696                 -               -                -             55,980

          16,964                 -               -                -             16,964
         (36,342)                -               -           36,750                  -
               -                 -               -          208,250            208,250
               -                 -         166,186                -            166,186
               -       (11,817,330)              -                -        (11,817,330)
-----------------------------------------------------------------------------------------
      69,317,467       (58,366,050)        (55,604)               -         10,984,107

          95,983                 -               -                -             97,042

           3,238                 -               -                -              3,238
               -                 -          55,604                -             55,604
               -        (7,785,276)              -                -         (7,785,276)
-----------------------------------------------------------------------------------------
      69,416,688       (66,151,326)              -                -          3,354,715
       1,451,732                 -               -                -          1,495,065
          44,222                 -               -                -             44,694
       1,400,000                 -               -                -          1,400,000
               -        (5,302,178)              -                -         (5,302,178)
-----------------------------------------------------------------------------------------
     $72,312,642      $(71,453,504)      $       -        $       -       $    992,296
=========================================================================================

                          Optical Sensors Incorporated

                            Statements of Cash Flows


                                                                             Year ended December 31
                                                                    2000             1999              1998
                                                             -------------------------------------------------------
Operating activities
Net loss                                                          $(5,302,178)      $(7,785,276)     $(11,817,330)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Noncash interest expense                                       1,400,000                 -                 -
     Depreciation and amortization                                    595,156         1,276,108         1,059,306
     Deferred compensation amortization                                     -            55,604           166,186
     Amortization of warrants in connection with debt and
       lease financing                                                      -             3,238            16,964
     Changes in operating assets and liabilities:
       Receivables                                                     44,145           110,342          (135,758)
       Inventories                                                     34,996           437,529            62,253
       Prepaid expenses and other assets                              (28,314)           (5,824)         (116,065)
       Accounts payable and accrued expenses                         (101,202)         (504,728)          (18,512)
                                                             -------------------------------------------------------
Net cash used in operating activities                              (3,357,397)       (6,413,007)      (10,782,956)

Investing activities
Purchases of property and equipment                                   (23,766)          (38,365)         (491,929)
                                                             -------------------------------------------------------
Net cash used in investing activities                                 (23,766)          (38,365)         (491,929)

Financing activities
Proceeds from convertible notes payable                             1,400,000                 -                 -
Net proceeds from issuance of preferred stock                       1,495,065                 -                 -
Net proceeds from issuance of common stock                             44,694            97,042         2,253,171
Proceeds from note receivable                                               -                 -           208,250
Payments on obligations under capital leases                         (516,486)         (274,669)         (207,795)
                                                             -------------------------------------------------------
Net cash provided by (used in) financing activities                 2,423,273          (177,627)        2,253,626
                                                             -------------------------------------------------------

Decrease in cash and cash equivalents                                (957,890)       (6,628,999)       (9,021,259)
Cash and cash equivalents at beginning of year                      1,450,872         8,079,871        17,101,130
                                                             -------------------------------------------------------
Cash and cash equivalents at end of year                          $   492,982       $ 1,450,872      $  8,079,871
                                                             =======================================================


Supplementary Disclosure of Non-Cash Transactions: In 1998, the Company received 40,833 forfeited shares of common stock and forgave $36,750 on the note receivable from officer. The Company also acquired property and equipment of $140,036 and $338,061 under capital lease obligations during the years ended December 31, 1999 and 1998, respectively.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 2000


1. Business Activity

Optical Sensors Incorporated (the "Company") is engaged in developing, manufacturing and marketing fiberoptic chemical sensors used in the monitoring of key physiologic parameters for medically unstable patients. The Company was incorporated on May 23, 1989 and reincorporated in Delaware on January 4, 1996.

Commencing in January 1999 and continuing into 2001, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines or other business combinations. In January 1999, the Company suspended direct sales activity of the SensiCath System and reduced associated expenses and personnel to focus its resources on the CapnoProbe SL(TM). This reduction resulted in severance costs of $304,000 that were recognized in 1999.


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

                          Optical Sensors Incorporated

2. Summary of Significant Accounting Policies (continued)

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Accumulated amortization was $196,369 and $149,316 at December 31, 2000 and 1999, respectively.

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

Net Loss Per Share

The net loss per share has been computed in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." All potential common shares from stock options and convertible promissory notes have been excluded from the computation of diluted net loss per share for the applicable periods presented because the effect would have been anti-dilutive.


3. Investment Agreement

On March 10, 2000, the Company entered into an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. whereby the investors would provide up to $3,000,000 of funding to the Company. The funding was in the form of Convertible Promissory Notes (the "Notes") and had three elements as follows:

     o    $1,400,000 immediately upon execution of the Agreement.

     o $600,000 upon request of the Company within the 60-day period beginning after the Company had executed a definitive distribution agreement for the Company's CapnoProbe product and the Company had obtained shareholder approval of the conversion of the additional funding into "units" (as defined below).

     o $1,000,000 upon request of the Company and under similar circumstances as noted above for the $600,000.

                          Optical Sensors Incorporated

3. Investment Agreement (continued)

The Company received the $1,400,000 upon execution of the Agreement, but was not able to satisfy the requirements to obtain the $600,000 and $1,000,000 payments.

The Notes are convertible into units, each unit consisting of 50,000 shares of the Company's common stock, and a warrant to purchase 12,500 shares of common stock, at an initial conversion price of $50,000 per unit subject to adjustment of the conversion price as set forth in the Notes agreement. The Notes do not bear interest and are due and payable on March 10, 2001. However, if the Notes are not paid in full or converted into units within the one-year period, any remaining unpaid balance shall bear interest at the rate of 10% per year until paid in full. The conversion price has been lowered to $12,500 per unit for the Notes issued to Circle F Ventures, LLC, according to the terms of the Securities Purchase Agreement (See Note 4).

The warrants are exercisable for five years from the date of issuance. Each warrant will allow the holder to purchase a share of the Company's common stock at an initial price of $1.00 subject to adjustment according to the terms of the warrant. The exercise price has been reduced to $.25 per share for warrants given to Circle F Ventures, LLC according to the terms of the Securities Purchase Agreement (see Note 4).

The Company recognized $1,400,000 of interest expense upon receipt of the $1,400,000 for the Notes with the offset going to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized at the date of issuance as a result of the ability of the holder of the notes to convert immediately.

                          Optical Sensors Incorporated

4. Securities Purchase Agreement

On August 10, 2000, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue and Circle F Ventures, LLC agreed to purchase, upon request of the Company, up to 4,333,334 shares of Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Agreement provided for a per share price of $.50 for the first 1,000,000 shares, $.375 for the next 1,333,334 shares and $.25 for the last 2,000,000 shares. The Company sold the entire 4,333,334 shares to Circle F Ventures, LLC during 2000. Each share of the Series A preferred stock has a par value of $.01, can be converted into a share of common stock, has voting rights as a share of common stock, and has no dividend rights.

The Securities Purchase Agreement also provided for an amendment to the Investment Agreement (see Note 3) whereby the conversion price per unit of the convertible notes issued to Circle F Ventures, LLC, at any time became equal to 50,000 multiplied by the lowest price at which the Company sells any shares of its capital stock. Therefore, the conversion price of the related convertible notes has been reduced to $12,500 (50,000 x $.25) per unit. The exercise price of the warrants issuable to Circle F Ventures, LLC under the terms of the Investment Agreement has also been reduced to $.25 per share.

The terms of the Securities Purchase Agreement also provided for changing the exercise price of all options held by current employees and current directors based on the average price per share paid by Circle F Ventures, LLC for the Series A Preferred Stock. Accordingly, the exercise price has been reduced to $.35 per share. This repricing provision has resulted in the options being subject to variable accounting (see Note 9).

                          Optical Sensors Incorporated

5. Private Label Reseller Agreement

In January 1998, the Company entered into an agreement with Instrumentation Laboratory Company "(IL)" for worldwide distribution of the Company's SensiCath Sensors and OpticalCAM Instruments. IL would market and distribute the Company's products throughout the world under the names GEM SensiCath and GEM OpticalCAM. The Company agreed to supply IL with SensiCath Sensors, on an exclusive basis, through 2004 and on a non-exclusive basis through 2007. The Company also agreed to supply IL with OpticalCAM Instruments, on a semi-exclusive basis, through 2004. The Company retained the right to sell OpticalCAM Instruments to manufacturers of physiological monitoring, ventilator and anesthesia delivery systems. IL was required to purchase sufficient quantities of products from the Company under the agreement that would result in preestablished annual minimum revenues to the Company. During 1998, IL did not achieve the quota requirements and the Company exercised its right to convert IL's exclusive right to a non-exclusive right.

In April 1999, the Company initiated an arbitration proceeding against IL by filing a demand for arbitration with the American Arbitration Association. The Company was seeking a declaration that it has no further limitations or obligations with respect to IL under the January 1998 agreement. In addition, the Company was seeking monetary damages based on various legal theories, including breach of the agreement by IL for failing to adequately promote and sell the Company's SensiCath System as required under the agreement. IL filed a counterclaim also seeking damages from the Company. During 2000, the arbitration was settled and the Company paid $200,000 to IL.

6. Common Stock

In January 1998, the Company sold 441,203 shares of common stock to Instrumentation Laboratory Company "(IL)" at a price of $5.00 per share that resulted in proceeds of $2,197,191, net of expenses related to the sale. The Company granted IL and its affiliates certain preemptive rights to participate in future sales of equity securities by the Company, and certain demand and incidental registration rights under a registration rights agreement previously entered into by the Company and shareholders that purchased shares of stock in private transactions prior to the Company's initial public offering in February 1996. IL was prohibited from selling or otherwise transferring its shares of common stock for a period of one year, except to an affiliate or pursuant to the exercise of its registration rights. IL and its affiliates are also subject to certain stand-still

                          Optical Sensors Incorporated

6. Common Stock (continued)

provisions for a period of five years that prohibit them from (a) acquiring more than 5.0% of the Company's outstanding common stock, (b) entering into a voting agreement with respect to the shares IL purchased from the Company, (c) participating in any proxy solicitation or becoming a participant in an election contest or (d) joining a group for the purpose of acquiring, holding, voting or disposing of shares of common stock.

At December 31, 2000, the Company has 10,625,984 shares of common stock reserved for future issuance, including 4,333,334 shares for conversion of preferred stock, 3,500,000 shares for conversion of notes payable, 1,893,524 for outstanding options and shares available for grant and 899,126 for outstanding warrants.

Shareholder Rights Plan

In December 1996, the Company's Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right (the "Right") for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of series A junior preferred stock for $90. The rights become exercisable if a person or group acquires 15 % or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group acquires 15 % or more of the Company's outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person has acquired 15 % or more of the Company's outstanding common stock, subject to certain exceptions. The foregoing triggering percentages are 49.9% for Circle F Ventures, LLC and its affiliates and 24% for Special Situations Fund III, L.P. and its affiliates. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

                          Optical Sensors Incorporated

6. Common Stock (continued)

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

7. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that expires on May 31, 2001. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $280,000, $516,000 and $677,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2000 are as follows:

   Year ending December 31:
     2001                                                     $88,000
     2002                                                       8,000
                                                       -------------------
                                                              $96,000
                                                       ===================

                          Optical Sensors Incorporated

7. Leases (continued)

In connection with the operating lease agreements, the Company has issued warrants to the leasing company to purchase 12,222 shares of common stock at $9.00 per share and 11,904 shares of common stock at $3.15 per share. These warrants expire in 2002 and 2005, respectively.

Capital Leases

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company was allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 2000 and 1999 were $1,157,989, with a related obligation of $104,109 and $620,595 at December 31, 2000 and 1999, respectively. The term of each lease schedule under the agreement is 42 months with payments due the first of each month.

Future payments under capital leases are as follows:

   2001                                                     $104,298
   2002                                                        5,783
                                                        ----------------
                                                             110,081
   Less amount representing payment of interest               (5,972)
                                                        ----------------
                                                             104,109
   Less current portion                                      (98,442)
                                                        ----------------
   Long-term capital lease obligations                      $  5,667
                                                        ================

The equipment lease agreement contains an "advance pay" provision that requires the Company to prepay an amount equal to soft costs (tooling, software, etc.) that exceed 25% of the total drawdown. The Company entered into an additional agreement whereby they signed a note agreement that rescheduled an end of lease obligation totaling $238,000 into 12 monthly installments beginning January 2000. The total payments under the note were made during 2000.

                          Optical Sensors Incorporated

8. Income Taxes

At December 31, 2000, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $65,434,000 plus research and development tax credit carryforwards of approximately $1,688,000. These carryforwards are available to offset future taxable income through 2020.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31
                                                 2000              1999
                                              ----------------------------------
   Deferred tax assets:
     Net operating loss carryforwards          $ 24,210,000      $ 22,315,000
     Tax credit carryforwards                     1,688,000         1,628,000
     Vacation accrual                                38,000            43,000
     Inventory valuation                            130,000           141,000
     Book over tax depreciation                     488,000           402,000
                                              ----------------------------------
   Total deferred tax assets                     26,554,000        24,529,000

   Deferred tax liabilities                           7,000             4,000
                                              ----------------------------------
   Net deferred tax assets                       26,547,000        24,525,000
   Valuation allowance                          (26,547,000)      (24,525,000)
                                              ----------------------------------
                                               $          -      $          -
                                              ==================================

                          Optical Sensors Incorporated

9. Stock Options

The Company has two stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees and consultants of the Company. Option activity is summarized as follows:

                                                                          Options
                                                                        Outstanding      Weighted Average
                                                   Shares Available  -------------------  Exercise Price
                                                       for Grant        Total Shares        Per Share
                                                   --------------------------------------------------------
   Balance at December 31, 1997                              69,945           817,195         $3.50
     Additional shares reserved                             699,464                 -             -
     Granted                                             (1,383,870)        1,383,870          2.75
     Options canceled                                       695,573          (695,573)         5.57
     Options exercised                                            -           (16,423)         1.39
                                                   -------------------------------------
   Balance at December 31, 1998                              81,112         1,489,069          1.84
     Granted                                               (100,000)          100,000          1.25
     Options canceled                                       306,874          (306,874)         2.29
     Options exercised                                            -          (102,260)          .90
                                                   -------------------------------------
   Balance at December 31, 1999                             287,986         1,179,935          1.76
     Additional shares reserved                             472,760                 -             -
     Granted                                             (3,061,416)        3,061,416           .42
     Options canceled                                     2,394,236        (2,394,236)          .89
     Options exercised                                            -           (47,157)          .95
                                                   -------------------------------------
   Balance at December 31, 2000                              93,566         1,799,958         $ .67
                                                   =====================================

The weighted average fair value of options granted is $.40, $1.07 and $2.20 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          Optical Sensors Incorporated

9. Stock Options (continued)

In accordance with the terms of the Securities Purchase Agreement (see Note 4), all options held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A Preferred Stock. Accordingly, the exercise price has been reduced to $.35 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $68,884 of compensation expense in the third quarter of 2000 which was reversed in the fourth quarter because the market price at December 31, 2000 was below the exercise price.

The exercise price of options outstanding at December 31, 2000 ranged from $.35 to $9.00 per share, as summarized in the following table:

                           Options Outstanding                                 Options Exercisable
                    ----------------------------------                      -------------------------------
                                     Weighted Average    Weighted Average                Weighted Average
      Range of                        Exercise Price        Remaining                     Exercise Price
   Exercise Price    Number             Per Share        Contractual Life      Number        Per Share
-----------------------------------------------------------------------------------------------------------
$ .35             1,511,188                 $  .35            8.1 years         504,775       $ .35
  .90                 6,110                    .90            4.6 years           6,087         .90
 1.25                15,000                   1.25            8.3 years          15,000        1.25
 1.69               200,270                   1.69            7.9 years           2,196        1.69
 2.70                38,886                   2.70            4.8 years          38,886        2.70
 4.50                 8,000                   4.50            6.5 years           8,000        4.50
 9.00                20,504                   9.00            3.0 years          20,504        9.00
            -----------------                                               -----------
                  1,799,958                 $  .67            7.9 years         595,448       $ .89
            =================                                               ===========

The number of options exercisable at December 31, 2000, 1999 and 1998 was 595,448, 484,496 and 410,341, respectively, at a weighted average exercise price per share of $.89, $1.86 and $2.14, respectively.

                          Optical Sensors Incorporated

9. Stock Options (continued)

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                             2000         1999          1998
                                        ----------------------------------------

   Expected stock price volatility           97%           97%          86%
   Risk-free interest rate                   6.0%         6.5%          5.5%
   Expected life of options               6.0 years    7.25 years    7.25 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             2000         1999           1998
                                         ---------------------------------------

   Pro forma net loss                     $5,757,909   $8,164,800    $12,597,330
   Pro forma, basic and diluted net
    loss per common share                    $.64         $.92          $1.43


These pro forma amounts may not be indicative of future years' amounts since Statement 123 provides for a phase-in of option values beginning with those granted in 1995.

                          Optical Sensors Incorporated

9. Stock Options (continued)

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


10. Technology Agreements

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


11. Note Receivable from Officer

In September 1995, the former President and Chief Executive Officer of the Company had exercised an option to purchase 272,222 shares of common stock at a price of $.90 per share. The right to retain certain of the shares was subject to the former President's continued employment through August 2, 1999. As payment for the shares, the former President executed a $245,000 promissory note, payable in full on August 1, 1998, at an interest rate of 5.91%. The note was secured by the shares of common stock

                          Optical Sensors Incorporated

11. Note Receivable from Officer (continued)

and proceeds of any dividend or other distribution attributable to the shares. During 1998, the President made a $208,250 principal payment on the note plus accrued interest, and the Company forgave the remaining principal balance of $36,750. The Company also entered into a board advisory agreement with the former President and Chief Executive Officer that provided for a payment of $50,000 in April 1999.


12. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which will not violate provisions of the Plan or cause the Plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the Plan in 2000, 1999 or 1998.


13. Employee Stock Purchase Plan

In December 1996, the Company adopted an Employee Stock Purchase Plan. Eligible employees could authorize payroll withholdings in each pay period to be designated for stock purchase. Payroll deductions could not exceed 10% of total compensation and no more than 1,500 shares could be purchased by any one employee in one offering period. There were four three-month offering periods in each year. Employees could purchase shares of common stock at the end of each three-month offering period at a price equal to 85% of the market price on the first or last day of the offering period, whichever is lower. The Company issued 3,643 shares under the plan during the year ended December 31, 1999. The plan was terminated in 2000.

                          Optical Sensors Incorporated

14. Going Concern

Recurring losses from operations, including $5,302,178 for 2000, have resulted in an accumulated deficit of $71,453,504. The Company's ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product liens or other business combinations. Although the Company is currently in negotiations with various outside parties that may raise funds that will satisfy its cash requirements for at least the next 12 months, there can be no assurance that the Company will be successful in closing any kind of agreement.

15. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2000 and 1999 is as follows:

                                                                   Quarter
                                          First            Second            Third            Fourth
                                    -----------------------------------------------------------------------
   Year ended December 31, 2000
   Net sales                           $          -    $           -      $          -     $          -
   Gross profit                                   -                -                 -                -
   Net loss(1)                           (2,673,807)        (980,171)         (868,758)        (779,442)
   Loss per share                        $(.30)             $(.11)            $(.10)            $(.09)

   Year ended December 31, 1999
   Net sales                           $     59,960    $       1,607      $     28,889     $     43,675
   Gross profit                            (685,128)        (306,970)         (269,153)        (649,801)
   Net loss                              (2,964,610)      (1,659,908)       (1,533,343)      (1,627,415)
   Loss per share                        $(.34)             $(.19)            $(.17)            $(.18)


(1) The net loss for the first, second and third quarters does not agree with amounts shown in the respective Form 10-Q because of an adjustment to depreciation expense due to an error discovered in the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OPTICAL SENSORS INCORPORATED

Dated: March 28, 2001            By: /s/ Paulita M. LaPlante
                                     ------------------------
                                     Paulita M. LaPlante
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March ___, 2001 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title
----                                -----
/s/ Paulita M. LaPlante             President, Chief Executive Officer and
--------------------------------    Director (principal executive officer)
Paulita M. LaPlante


/s/ Wesley G. Peterson              Chief Financial Officer, Vice President of
--------------------------------    Finance and Administration and Secretary
Wesley G. Peterson                  (principal financial and accounting officer)


/s/ Richard B. Egen                 Director
--------------------------------
Richard B. Egen


/s/ Demetre M. Nicoloff, M.D.       Director
--------------------------------
Demetre M. Nicoloff, M.D.


/s/ Charles D. Snead, Jr.           Director
--------------------------------
Charles D. Snead, Jr.

                          OPTICAL SENSORS INCORPORATED
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

3.3        Certificate of Designation of Rights and         Incorporated by reference to Exhibit 4.1
           Preferences of Series A Preferred Stock.         contained in the Company's Quarterly Report on
                                                            Form 10-Q for the quarter ended June 30, 2000
                                                            (File No. 0-27600).

3.4        Bylaws of the Company, as amended.               Incorporated by reference to Exhibit 3.3
                                                            contained in the Company's Annual Report on
                                                            Form 10-K for the year ended December 31, 1998
                                                            (File No. 0-27600).

4.1        Specimen Common Stock Certificate                Incorporated by reference to Exhibit 4.1
                                                            contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.2        Warrant dated November 6, 1992 issued to         Incorporated by reference to Exhibit 4.8
           Comdisco, Inc.                                   contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.3        Warrant Dated August 31, 1995 issued to          Incorporated by reference to Exhibit 4.9
           Comdisco, Inc.                                   contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

4.4        Rights Agreement dated as of December 3, 1996    Incorporated by reference to Exhibit 4.1
           between the Company and Norwest Bank             contained in the Company's Current Report on
           Minnesota, N.A.                                  Form 8-K dated December 3, 1996 (File No.
                                                            0-27600).

4.5        Amendment No. 1 to Rights Agreement dated as     Incorporated by reference to Exhibit 10.1
           of March 10, 2000 between the Company and        contained in the Company's Current Report on
           Norwest Bank Minnesota, N.A.                     Form 8-K dated March 10, 2000 (File No.
                                                            0-27600).

4.6        Amendment No. 2 to Rights Agreement dated as     Incorporated by reference to Exhibit 10.1
           of August 8, 2000 between the Company and        contained in the Company's Quarterly Report on
           Norwest Bank Minnesota, N.A.                     Form 10-Q for the quarter ended June 30, 2000
                                                            (File No. 0-27600).

10.1       Lease dated October 7, 1991 between Registrant   Incorporated by reference to Exhibit 10.1
           and First Industrial L.P.  (successor to MIG     contained in the Company's Registration
           Kappa III Companies)                             Statement on Form S-1 (File No. 33-99904).

10.2       Registration Rights Agreement, dated April 28,   Incorporated by reference to Exhibit 10.9
           1992, as amended                                 contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

10.3       1989 Omnibus Stock Option Plan, as amended       Incorporated by reference to Exhibit 10.11
                                                            contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

10.4       1993 Stock Option Plan, as amended               Incorporated by reference to Exhibit 10.5
                                                            contained in the Company's Annual Report on
                                                            Form 10-K for the year ended December 31, 1999
                                                            (File No. 0-27600).

10.5       Form of Non-Statutory Stock Option Agreement     Incorporated by reference to Exhibit 10.21
           for Nonemployees pursuant to 1993 Stock Option   contained in the Company's Registration
           Plan                                             Statement on Form S-1 (File No. 33-99904).

10.6       Form of Non-Statutory Stock Option Agreement     Incorporated by reference to Exhibit 10.18
           for Nonemployee Directors pursuant to 1993       contained in the Company's Registration
           Stock Option Plan                                Statement on Form S-1 (File No. 33-99904).

10.7       Form of Incentive Stock Option Agreement for     Incorporated by reference to Exhibit 10.19
           Employees pursuant to 1993 Stock Option Plan     contained in the Company's Registration
                                                            Statement on Form S-1 (File No. 33-99904).

10.8       First Amendment to Lease Agreement dated April   Incorporated by reference to Exhibit 10.21
           26, 1996 between First Industrial Financing      contained in the Company's Annual Report on
           Partnership, L.P. and the Company.               Form 10-K for the year ended December 31, 1996
                                                            (File No. 0-27600).

10.9       Second Amendment to Lease Agreement, dated       Incorporated by reference to Exhibit 10.21
           April 14, 1997, between First Industrial         contained in the Company's Annual Report on
           Financing Partnership, L.P. and the Company.     Form 10-K for the year ended December 31, 1997
                                                            (File No. 0-27600).

10.10      Master Equipment Lease dated June 15, 1997       Incorporated by reference to Exhibit 10.22
           between Phoenix Leasing Incorporated and the     contained in the Company's Annual Report on
           Company                                          Form 10-K for the year ended December 31, 1997
                                                            (File No. 0-27600).

10.11      Amendment No. 1 to Master Equipment Lease        Incorporated by reference to Exhibit 10.23
           dated August 15, 1997 between Phoenix Leasing    contained in the Company's Annual Report on
           Incorporated and the Company                     Form 10-K for the year ended December 31, 1997
                                                            (File No. 0-27600).

10.12      Stock Purchase Agreement dated as of January     Incorporated by reference to Exhibit 10.2
           7, 1998 between the Company and Group CH         contained in the Company's Current Report on
           Werfen, S.A.                                     Form 8-K, dated January 7, 1998 (File No.
                                                            0-27600).

10.13      Patent License Agreement dated July 20, 1998     Incorporated by reference to Exhibit 10.1
           between the Company and the Institute of         contained in the Company's Quarterly Report on
           Critical Care Medicine (1)                       Form 10-Q for the quarter ended September 30,
                                                            1998 (File No. 0-27600).

10.14      Executive Severance Pay Plan                     Incorporated by reference to Exhibit 10.1 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1999 (File
                                                            No. 0-27600).

10.15      Third Amendment to Lease Agreement dated         Incorporated by reference to Exhibit 10.25
           September 3, 1999 between First Industrial       contained in the Company's Annual Report on
           Financing Partnership, L.P. and the Company      Form 10-K for the year ended December 31, 1999
                                                            (File No. 0-27600).

10.16      Investment Agreement, dated, March 10, 2000,     Filed herewith electronically.
           among the Company, Circle F Ventures, LLC and
           Special Situations Fund III, L.P.

10.17      Form of Convertible Promissory Note issued       Filed herewith electronically.
           under Investment Agreement, dated March 10,
           2000

10.18      Fourth Amendment to Lease Agreement dated June   Filed herewith electronically.
           1, 2000 between First Industrial L.P. and the
           Company

10.19      Securities Purchase Agreement, dated August      Incorporated by reference to Exhibit 10.2 to
           11, 2000, between the Company and Circle F       the Company's Quarterly Report on Form 10-Q
           Ventures, LLC (1)                                for the quarter ended June 30, 2000 (File No.
                                                            0-27600).

10.20      Amendment No. 1, dated August 15, 2000 to        Filed herewith electronically.
           Executive Severance Pay Plan

10.21      Bridge Loan Agreement, dated March 8, 2001,      Filed herewith electronically.
           between the Company and Circle F Ventures,
           LLC

10.22      Convertible Promissory Note issued under         Filed herewith electronically.
           Bridge Loan Agreement, dated March 8, 2001

10.23      Letter Agreement, dated March 10, 2001,          Filed herewith electronically.
           between the Company and Special Situations
           Fund III, L.P.

23.1       Independent Auditors' Consent                    Filed herewith electronically.

_____________________

(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.