Form 10QSB
period 2001-03-31
OPTICAL SENSORS INC
filed 2001-05-15
CIK 907658

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the quarter ended March 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the transition period from ________ to ________

                        Commission File Number: 0-27600

                         OPTICAL SENSORS INCORPORATED
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                    41-1643592
       (State of other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota      55344-3733
            (Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code (612) 944-5857


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of May 3, 2001, the Issuer had 8,984,905 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    [_] Yes   [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

             Balance Sheets - March 31, 2001 and December 31,2000

             Statements of Operations - Quarters ended March 31, 2001 and March 31, 2000

             Statements of Cash Flows - Quarters ended March 31, 2001 and March 31, 2000

             Notes to Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

Part II.  Other Information

          Item 2.   Changes in Securities and Use of Proceeds

          Item 6.   Exhibits and Reports on Form 8-K

                         Optical Sensors Incorporated

                                Balance Sheets

                                                                    March 31,      December 31,
                                                                      2001            2000
                                                                  -------------------------------
                                                                   (Unaudited)       (Note)
Assets
Current assets:
   Cash and cash equivalents                                      $     17,182    $    492,982
   Accounts receivable                                                     466           8,371
   Inventory                                                         1,247,347       1,259,290
   Prepaid expenses and other current assets                            63,065           6,909
                                                                  ----------------------------
Total current assets                                                 1,328,060       1,767,552

Property and equipment:
   Leased Equipment                                                  1,157,989       1,157,989
   Research and development equipment                                  745,387         745,387
   Leasehold improvements                                              340,802         340,802
   Furniture and equipment                                             183,973         181,381
   Marketing equipment                                               1,004,840       1,004,840
   Production equipment                                                479,931         479,931
                                                                  ----------------------------
                                                                     3,912,922       3,910,330
   Less accumulated depreciation                                    (3,577,206)     (3,512,459)
                                                                  ----------------------------
                                                                       335,716         397,871
Other assets:
   Patents                                                             518,254         533,968
   Other assets                                                         16,278          16,278
                                                                  ----------------------------
                                                                       534,532         550,246
                                                                  ----------------------------
Total assets                                                      $  2,198,308    $  2,715,669
                                                                  ============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                               $     55,786    $     14,393
   Employee compensation                                               130,484         130,363
   Other liabilities and accrued expenses                               75,119          74,508
   Convertible notes payable                                         1,550,000       1,400,000
   Obligations under capital lease, current portion                     57,848          98,442
                                                                  ----------------------------
Total current liabilities                                            1,869,237       1,717,706

Obligations under capital lease, less current portion                      702           5,667

Shareholders' equity
Convertible preferred stock, par value $.01
   per share:
     Authorized shares--5,000,000                                       43,333          43,333
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 2001--8,984,905; and
   2000--8,982,461                                                      89,849          89,825
Additional paid-in capital                                          72,369,784      72,312,642
Accumulated deficit                                                (72,174,597)    (71,453,504)
                                                                  ----------------------------
Total shareholders' equity                                             328,369         992,296
                                                                  ----------------------------
Total liabilities and shareholders' equity                        $  2,198,308    $  2,715,669
                                                                  ============================


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended
                                                       March 31,          March 31,
                                                         2001               2000
                                                     -------------------------------
Net sales                                            $         0        $          0
Cost of goods sold                                             0                   0
                                                     -------------------------------
Gross margin                                                   0                   0

Operating expenses:
   Research and development expenses                     530,913             754,534
   Selling, general and administrative expenses          284,298             305,082
                                                     -------------------------------
Operating loss                                          (815,211)         (1,059,616)

Interest expense                                          (3,242)         (1,427,015)
Interest income                                              597              12,872
Other  income (expense)                                   96,763            (200,048)
                                                     -------------------------------
                                                          94,118          (1,614,191)
                                                     -------------------------------

Net loss                                             $  (721,093)       $ (2,673,807)
                                                     ===============================

Net loss per common share:
Basic and diluted                                    $      (.08)       $       (.30)
                                                     ===============================

Shares used in calculation of net loss per share       8,983,113           8,949,922
                                                     ===============================

See accompanying notes.

                         Optical Sensors Incorporated

                           Statements of Cash Flows
                                  (Unaudited)

                                                           Three Months Ended
                                                        March 31,      March 31,
                                                           2001          2000
                                                      --------------------------
Operating activities
Net loss                                              $  (721,093) $(2,673,807)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                                 --    1,400,000
     Non-cash compensation expense                         56,119           --
     Depreciation and amortization                        111,800      158,857
     Changes in operating assets and liabilities:
        Receivables                                         7,905       11,582
        Inventories                                        11,943         (860)
       Prepaid expenses and other assets                  (87,495)     (73,081)
       Accounts payable and accrued expenses               42,125      196,242
                                                      --------------------------
Net cash used in operating activities                    (578,696)    (981,061)

Investing activities
Purchases of property and equipment                        (2,592)     (13,463)
                                                      --------------------------
Net cash used in investing activities                      (2,592)     (13,463)


Financing activities
Proceeds from convertible notes payable                   150,000    1,400,000
Net proceeds from issuance of common stock                  1,047       44,692
(Payments) on long-term debt and lease obligations        (45,559)    (127,462)
                                                      --------------------------
Net cash provided by financing activities                 105,488    1,317,230
                                                      --------------------------

Increase (decrease) in cash and cash equivalents         (475,800)     322,706
Cash and cash equivalents at beginning of period          492,982    1,450,872
                                                      --------------------------
Cash and cash equivalents at end of period            $    17,182  $ 1,773,572
                                                      ==========================


See accompanying notes.

                         Optical Sensors Incorporated

                         Notes to Financial Statements
                                  (Unaudited)

                                March 31, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended March 31, 2001 and 2000, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The net loss for the quarter ended March 31,2000 is $51,592 lower than the net loss previously reported in the Form 10-Q filed in May 2000 to reflect the impact of a depreciation expense error as disclosed in Form 10-K filed in March 2001.

Note C - Investment Agreement

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

Note D - Securities Purchase Agreement

         On August 10, 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be reduced to the weighted average price at which Circle F Ventures purchased Series A Preferred Stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter of 2000. This expense was reversed in the fourth quarter of 2000 as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. Compensation expense of $56,119 was recorded in the first quarter of 2001. Additional compensation charges could be recorded in future periods.

Note E - Bridge Loan Agreements

         Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000, pursuant to a series of one year convertible promissory notes. The notes are convertible, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share.

         On May 3, 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures agreed to loan the Company up to $114,000, pursuant to a convertible promissory note. The note is convertible, at the option of Circle F Ventures, into shares of Common Stock. If the Company completes a private placement of equity securities (the "Financing") by May 31, 2001, the conversion price of the note will be equal to the per share price of the securities sold in the Financing. If the Company does not complete the Financing by May 31, 2001, the conversion price of the note will be $.25 per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since October 1998, Optical Sensors Incorporated (the "Company") has been focusing its resources on development and commercialization of the CapnoProbe Sensor System, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

         In December 2000, the Company received 510(k) clearance from the FDA to market the CapnoProbe Sensor System. The CapnoProbe Sensor System includes a disposable sensor and a bench top instrument. In April 2001 the Company received 510(k) clearance from the FDA to market a hand held battery operated version of the bench top instrument.

         Since January 1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines or other business combinations.

Results of Operations

OSI suspended sales and support activities of the SensiCath System in January 1999 to concentrate its efforts and resources on the development of the CapnoProbe Sensor System. Accordingly OSI generated no sales in the first quarter of 2001 nor in the first quarter of 2000. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe Sensor System. Accordingly, there are no costs of products sold for either the first quarter of 2001 or of the first quarter of 2000.

Research and development costs for the first quarter of 2001 decreased $223,621 to $530,913 or 30% from $754,534 in the first quarter of 2000. Research and development spending in the first quarter of 2000 included one time costs for material purchases, contract engineering, clinical research, consulting and other miscellaneous items related to CapnoProbe Sensor System development. These nonrecurring costs plus lower personnel levels and expirations of equipment leases and depreciation combined to reduce quarter to quarter research and development costs. Research and development efforts during the first quarter were directed towards additional enhancements related to the CapnoProbe Sensor System and other potential applications of the Company's proprietary technology. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 2001. The minimum royalty payments will be recorded as research and development expenses because no significant CapnoProbe Sensor System sales are anticipated in 2001. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe Sensor System. Research and development costs are expected to continue at this level for the foreseeable future.

Selling, general and administrative expenses in the first quarter of 2001 decreased $20,784 or 7% to $284,298 from $305,082 in the first quarter of 2000. Selling, general and administrative expenses in the first quarter of 2000 included one time costs for the prosecution of an arbitration proceeding. This nonrecurring cost plus lower personnel, insurance and other expense levels, offset by non-cash expenses described below, combined to reduce quarter to quarter selling, general and administrative expenses. The Company expects selling, general and administrative expenses to remain at the first quarter levels for the balance of 2001, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company's assets. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status. Selling, general and administrative expenses include non-cash compensation expense of $56,119 recognized in the first quarter of 2001 relating to variable accounting applicable to the Company's stock option plan.

Interest expense, prior to the $1,400,000 non-cash accounting charge described below under "Liquidity and Capital Resources ", in the first quarter of 2001 decreased $23,773 to $3,242 from $27,016 in the first quarter of 2000. The decrease is the result of capitalized leases having expired in 2000.

Interest income in the first quarter of 2001 decreased $12,275 to $597 from $12,872 in the first quarter of 2000. The decrease in interest income in the first quarter of 2001 is due to declining cash balances. The Company expects interest income to remain at negligible levels for the foreseeable future.

Other Income for the quarter ended March 31, 2001 included sales tax rebates of $95,345. Other expense for the quarter ended March 31, 2000 included a $200,000 accrual for a payment to settle an arbitration proceeding.

Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $721,093 for the quarter ended March 31, 2001, compared to a net loss of $2,673,807 for the quarter ended March 31, 2000. The decrease is attributable primarily to one time product development and administrative expenses and non-cash interest charges that were incurred in first quarter 2000 and overall reductions in personnel and other costs, expiration of leases and reductions in depreciation charges. As of March 31, 2001, the Company had an accumulated deficit of $72,174,597. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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

         On August 10, 2000, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be reduced to the weighted average price at which Circle F Ventures purchased Series A Preferred Stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter of 2000. This expense was reversed in the fourth quarter of 2000 as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. Compensation expense of $56,119 was recorded in the first quarter of 2001. Additional compensation charges could be recorded in future periods.

         Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000, pursuant to a series of one year convertible promissory notes. The notes are convertible, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share.

         On May 3, 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures agreed to loan the Company up to $114,000, pursuant to a convertible promissory note. The note is convertible, at the option of Circle F Ventures, into shares of Common Stock. If the Company completes a private placement of equity securities (the "Financing") by May 31, 2001, the conversion price of the note will be equal to the per share price of the securities sold in the Financing. If the Company does not complete the Financing by May 31, 2001, the conversion price of the note will be $.25 per share.

         The Company's cash and cash equivalents were $17,182 and $492,982 at March 31, 2001 and December 31, 2000, respectively. The decrease in the Company's cash balance is due to the operating losses described above offset partially by $150,000 received upon issuance of convertible promissory notes. The Company incurred cash expenditures of $578,696 for operations, $45,559 for payments on lease obligations and $2,592 for capital expenditures in the first quarter of 2001.

         The Company is currently dependent on loans from its largest investor, Circle F Ventures, to continue its operations. The Company is in the process of raising additional funds through equity infusions and through technology development fees. There can be no assurance, however, that the Company will be able to obtain additional loans, equity funding or development fees. If the Company is unable to obtain additional financing and revenues when needed, it will likely be forced to cease operations.

Certain Important Factors

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

 .    Need for Additional Financing. The Company does not have sufficient cash to fund its operations and is currently dependent on loans from its largest investor, Circle F Ventures to continue its operations. The Company is in the process of raising additional funds through equity infusions and through technology development fees. There can be no assurance, however, that the Company will be able to obtain additional loans, equity funding or development fees. If the Company is unable to obtain additional financing and revenues when needed, it will likely be forced to cease operations..

 .    Development and Commercialization of CapnoProbe Sensor System. The
     Company's future success will depend, in large part, on successful development and commercialization of the CapnoProbe Sensor System. The Company is in the later stages of developing and testing prototypes. The Company has not yet established commercial manufacturing for the CapnoProbe Sensor System, nor has the Company secured a distribution partner. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe Sensor System.

 .    Completion of Corporate Alliance or Business Combination. Since January
     1999, the Company has been exploring strategic alternatives, including joint ventures, corporate strategic alliances, sale of the business or product lines, or other business combinations. The Company continues to discuss with other parties potential transactions involving the CapnoProbe Sensor System as well as other applications of its technology base. There can be no assurance that the Company will be able to enter into a definitive distribution agreement for its CapnoProbe Sensor System with these parties or otherwise complete a transaction with terms favorable to the Company.

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

Part II.   Other Information

Item 2.  Changes in Securities and Use of Proceeds

Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000, pursuant to a series of one year convertible promissory notes. The notes are convertible, at the option of Circle F Ventures, into shares of Common Stock. at $.25 per share. All such sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. The Company did not pay any commissions with respect to the sale of such securities.

Item 6.   Exhibits and Reports on Form 8-K

(a)    The following exhibits are included herein:

          Item No.  Item
          --------  ----
          10.1 Bridge Loan Agreement, dated, April 5, 2001, between the Company and Circle F Ventures, LLC

          10.2 Form of Convertible Promissory Note issued under Bridge Loan Agreement, dated April 5, 2001

          10.3 Bridge Loan Agreement, dated, April 19, 2001, between the Company and Circle F Ventures, LLC

          10.4 Form of Convertible Promissory Note issued under Bridge Loan Agreement, dated April 19, 2001

          10.5 Bridge Loan Agreement, dated, May 3, 2001, between the Company and Circle F Ventures, LLC

          10.6 Form of Convertible Promissory Note issued under Bridge Loan Agreement, dated May 3, 2001

          10.7      Amendment No. 3 to Executive Severance Pay Plan

          10.8      Amendment No. 3 to Rights Agreement

          10.9      Amendment to 1993 Stock Option Plan

(b)    Reports on Form 8-K

       None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OPTICAL SENSORS INCORPORATED



Date  May 15, 2001                       /s/ Paulita M. LaPlante
                              --------------------------------------------------
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)


Date  May 15, 2001                       /s/ Wesley G. Peterson
                              --------------------------------------------------
                               Chief Financial Officer, Vice President of
                                Finance and Administration and Secretary
                              (Principal Financial and Accounting Officer)

                          OPTICAL SENSORS INCORPORATED
                EXHIBIT INDEX TO Quarterly REPORT ON FORM 10-QSB
                      FOR THE Quarter ENDED March 31, 2001

Item No.             Item                                                  Method of Filing
--------             ----                                                  -------
10.1       Bridge Loan Agreement, dated, April 5, 2001,          Filed herewith electronically.
           between the Company and Circle F Ventures, LLC

10.2       Form of Convertible Promissory Note issued under      Filed herewith electronically.
           Bridge Loan Agreement, dated April 5, 2001

10.3       Bridge Loan Agreement, dated, April 19, 2001,         Filed herewith electronically.
           between the Company and Circle F Ventures, LLC

10.4       Form of Convertible Promissory Note issued under      Filed herewith electronically.
           Bridge Loan Agreement, dated April 19, 2001

10.5       Bridge  Loan  Agreement,   dated,  May  3,  2001,     Filed herewith electronically.
           between the Company and Circle F Ventures, LLC

10.6       Form of Convertible  Promissory Note issued under     Filed herewith electronically.
           Bridge Loan Agreement, dated May 3, 2001

10.7       Amendment No. 3 to Executive Severance Pay Plan       Filed herewith electronically.

10.8       Amendment No. 3 to Rights Agreement                   Filed herewith electronically.

10.9       Amendment to 1993 Stock Option Plan                   Filed herewith electronically.
