Form 10QSB
period 2001-06-30
OPTICAL SENSORS INC
filed 2001-08-08
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2001

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

        Registrant's telephone number, including area code (952) 944-5857


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of August 1, 2001, the Registrant had 8,984,905 shares of Common Stock outstanding.

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I.    Financial Information

           Item 1.    Financial Statements (Unaudited)

             Balance Sheets - June 30, 2001 and December 31, 2000

             Statements of Operations - Three and Six Month Periods ended June 30, 2001 and June 30, 2000

             Statements of Cash Flows - Six Month Periods ended June 30, 2001 and June 30, 2000

             Notes to Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

           Item 2.    Changes in Securities and Use of Proceeds

           Item 6.    Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                           June 30,      December 31,
                                                            2001             2000
                                                         ------------    ------------
                                                         (Unaudited)        (Note)
Assets
Current assets:
   Cash and cash equivalents                             $     50,595    $    492,982
   Accounts receivable                                            479           8,371
   Inventory                                                1,245,535       1,259,290
   Prepaid expenses and other current assets                   44,991           6,909
                                                         ------------    ------------
Total current assets                                        1,341,600       1,767,552

Property and equipment:
   Leased Equipment                                         1,157,989       1,157,989
   Research and development equipment                         745,387         745,387
   Leasehold improvements                                     340,802         340,802
   Furniture and equipment                                    183,973         181,381
   Marketing equipment                                      1,004,840       1,004,840
   Production equipment                                       479,931         479,931
                                                         ------------    ------------
                                                            3,912,922       3,910,330
   Less accumulated depreciation                           (3,641,953)     (3,512,459)
                                                         ------------    ------------
                                                              270,969         397,871
Other assets:
   Patents                                                    540,355         533,968
   Other assets                                                16,278          16,278
                                                         ------------    ------------
                                                              556,633         550,246
                                                         ------------    ------------
Total assets                                             $  2,169,202    $  2,715,669
                                                         ============    ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                      $     24,090    $     14,393
   Employee compensation                                       97,200         130,363
   Other liabilities and accrued expenses                      96,925          74,508
   Convertible notes payable                                2,278,000       1,400,000
   Obligations under capital lease, current portion            33,386          98,442
                                                         ------------    ------------
Total current liabilities                                   2,529,601       1,717,706

Obligations under capital lease, less current portion              --           5,667

Shareholders' equity
Convertible preferred stock, par value $.01 per share:
     Authorized shares--5,000,000                              43,333          43,333
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 2001--8,984,905; and
   2000--8,982,461                                             89,849          89,825
Additional paid-in capital                                 72,501,265      72,312,642
Accumulated deficit                                       (72,994,846)    (71,453,504)
                                                         ------------    ------------
Total shareholders' equity                                   (360,399)        992,296
                                                         ------------    ------------
Total liabilities and shareholders' equity               $  2,169,202    $  2,715,669
                                                         ============    ============

Note: The balance sheet at December 31,2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                            June 30                       June 30
                                                      2001          2000            2001           2000
                                                   -----------    -----------    -----------    -----------
Net sales                                          $         0    $         0    $         0    $         0
Cost of goods sold                                           0              0              0              0
                                                   -----------    -----------    -----------    -----------
Gross margin                                                 0              0              0              0

Operating expenses:
   Research and development expenses                   486,473        726,350      1,017,386      1,480,884
   Selling, general and administrative expenses        123,453        242,668        407,751        547,750
                                                   -----------    -----------    -----------    -----------
Operating loss                                        (609,926)      (969,018)    (1,425,137)    (2,028,634)

Interest expense                                      (210,947)       (23,424)      (214,189)    (1,450,439)
Interest income                                              7         12,968            604         25,840
Other income (expense)                                     617           (697)        97,380       (200,745)
                                                   -----------    -----------    -----------    -----------
                                                      (210,323)       (11,153)      (116,205)    (1,625,344)
                                                   -----------    -----------    -----------    -----------

Net loss                                           $  (820,249)   $  (980,171)   $(1,541,342)   $(3,653,978)
                                                   ===========    ===========    ===========    ===========

Net loss per common share:
Basic and diluted                                  $      (.09)   $      (.11)   $      (.17)   $      (.41)
                                                   ===========    ===========    ===========    ===========

Shares used in calculation of net loss per share     8,984,905      8,982,461      8,984,077      8,967,501
                                                   ===========    ===========    ===========    ===========

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                         June 30,       June 30,
                                                           2001           2000
                                                        -----------    -----------
Operating activities
Net loss                                                $(1,541,342)   $(3,653,978)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                              187,600      1,400,000
     Depreciation and amortization                          164,082        307,261

     Changes in operating assets and liabilities:
         Receivables                                          7,892         52,461
         Inventories                                         13,755          4,294
       Prepaid expenses and other assets                    (79,057)       (88,406)
       Accounts payable and accrued expenses                 (1,049)       (68,253)
                                                        -----------    -----------
Net cash used in operating activities                    (1,248,119)    (2,046,621)

Investing activities
Purchases of property and equipment                          (2,592)       (17,867)
                                                        -----------    -----------
Net cash used in investing activities                        (2,592)       (17,867)

Financing activities
Proceeds from convertible notes payable                     878,000      1,400,000
Net proceeds from issuance of Common Stock                    1,047         44,694
(Payments) on long-term debt and lease obligations          (70,723)      (258,514)
                                                        -----------    -----------
Net cash provided by financing activities                   808,324      1,186,180
                                                        -----------    -----------

Decrease in cash and cash equivalents                      (442,387)      (878,308)
Cash and cash equivalents at beginning of period            492,982      1,450,872
                                                        -----------    -----------
Cash and cash equivalents at end of period              $    50,595    $   572,564
                                                        ===========    ===========

See accompanying notes

                          Optical Sensors Incorporated

                         Notes to Financial Statements
                                  (Unaudited)

                                 June 30, 2001

Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Net Loss Per Share

         Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended June 30, 2001 and 2000, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The net loss for the three and six month periods ended June 30, 2000 was $51,835 and $103,427, respectively, lower than the net loss previously reported in the Company's Form 10-Q for the quarter ended June 30, 2000, filed in August 2000, to reflect the impact of a depreciation expense error as disclosed in the Company's Form 10-K for the year ended December 31, 2000, filed in March 2001.

Note C - Investment Agreement

         On March 10, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III is due on September 10, 2001. The $700,000 note held by Special Situations Fund III is convertible, at the option of holder , into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of Common Stock and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if the Company sells equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

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

Note D - Securities Purchase Agreement

         On August 10, 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon request of the Company, up to 4,333,334 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A Preferred Stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A Preferred Stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,333,333 shares of the Series A Preferred Stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A Preferred Stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by current employees and directors of the Company to be reduced to the weighted average price at which Circle F Ventures purchased Series A Preferred Stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter of 2000. This expense was reversed in the fourth quarter of 2000 as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. Subsequently, $56,119 of compensation expense was recorded in the first quarter of 2001. This expense was reversed in the second quarter of 2001 as the market price as of June 30, 2001 was less than the exercise price of the re-priced options. Additional compensation charges could be recorded in future periods.

Note E - Bridge Loan Agreements

         Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000, pursuant to a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share. The Company's share price on April 30, 2001 as listed on the Nasdaq Over-the -Counter Bulletin Board was $.39.

         The Company was required to recognize as interest expense the difference between the market price and the conversion price. Accordingly the Company recognized $187,600 as interest expense in the second quarter of 2001 with a corresponding addition to additional paid in capital.

         On July 26, 2001, the Company entered into a Bridge Loan Agreement, which is effective as of May 1, 2001, with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance the Company up to $1,500,000 to fund the Company's operations. The advances are evidenced by a convertible promissory note in the maximum principal amount of $1,500,000, and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the note are convertible, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share anytime after July 26, 2001 except that any advances made within the 30 day period preceding a private placement of equity financing (the "Financing" ) are convertible at the price of the Financing. To date, Circle F and its affiliates have advanced $699,000 to the Company under this note, including $543,000 prior to June 30, 2001. The Company's share price on July 26, 2001 as listed on the Nasdaq Over-the -Counter Bulletin Board was $.25.

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

Results of Operations

         The Company suspended sales and support activities of the SensiCath System in January 1999 to concentrate its efforts and resources on the development of the CapnoProbe Sensor System. Accordingly, the Company did not generate any sales in the first half of 2001 or the first half of 2000. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe Sensor System. Accordingly, there are no costs of products sold for either the first half of 2001 or of the first half of 2000.

         Research and development costs for the second quarter of 2001 decreased $239,877 to $486,473 or 31% from $726,350 in the second quarter of 2000.
Research and Development costs for the six month period ended June 30, 2001 decreased $463,498 to $1,017,386 from $1,480,884 for the six month period ended June 30, 2000. Research and development spending in the first and second quarters of 2000 included one time costs for material purchases, contract engineering, clinical research, consulting and other miscellaneous items related to CapnoProbe Sensor System development. These nonrecurring costs plus lower personnel levels and expirations of equipment leases and depreciation combined to reduce research and development costs from 2000 to 2001. Research and development efforts during the quarter were directed towards additional enhancements related to the CapnoProbe Sensor System and other potential applications of the Company's proprietary technology. Under the July 1998 license agreement with ICCM, the Company expects to pay $300,000 in minimum royalties in 2001. The minimum royalty payments will be recorded as research and development expenses because no significant CapnoProbe Sensor System sales are anticipated in 2001. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe Sensor System. Research and development costs are expected to continue at this level for the foreseeable future.

         Selling, general and administrative expenses in the second quarter of 2001 decreased $119,215 or 49% to $123,453 from $242,668 in the second quarter of 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 decreased $139,999 or 26% to $407,751 from $547,750 for the six months ended June 30, 2000. The second quarter of 2001 included a $56,119 reduction of non-cash compensation expense originally recognized in the first quarter of 2001. This expense and subsequent reversal relates to the application of variable accounting to the Company's stock option plan resulting from the re-pricing of certain options in the third quarter of 2000. Selling, general and administrative expenses in the first half of 2000 included one time costs for the prosecution of an arbitration proceeding. This nonrecurring cost plus lower personnel, insurance and other expense levels, (not withstanding the second quarter impact of non-cash expenses described above) combined to reduce selling, general and administrative expenses for both the second quarter and for the first half of 2001 as compared to the same periods in 2000. The Company expects selling, general and administrative expenses to remain at the first and second quarter levels for the balance of 2001, not including expenses which might result from its activities in securing a corporate merger, distribution partner or sale of a portion or all of the Company's assets. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status.

         Excluding a first quarter 2000 accounting charge of $1,400,000 and second quarter 2001 accounting charge of $187,000 described below under "Liquidity and Capital Resources", interest expense in the second quarter of 2001 decreased $77 to $23,347 from $23,424 in the second quarter of 2000 while interest expense, for the six month period ended June 30, 2001 decreased $23,850 to $26,589 from $50,439 for the six month period ended June 30, 2000. The decrease is the result of capitalized leases having expired in 2000.

         Interest income in the second quarter of 2001 decreased $12,961 to $7 from $12,968 in the second quarter of 2000. Interest income for the six month period ended June 30, 2001 decreased $25,236 to $604 from $25,840 for the six month period ended June 30, 2000. The decrease in interest income in the second quarter as well as the second half of 2001 is due to declining cash balances. The Company expects interest income to continue at its current level for the foreseeable future.

         Other income/expense included a first quarter of 2000 expense of $200,000 to settle an arbitration proceeding while the first quarter of 2001 included income of $95,345 from state sales tax refunds. Except for these two items, other expense and income items for the six month periods ended June 30, 2000 and June 30, 2001 were insignificant.

         Since its inception, the Company has experienced significant operating losses. The Company incurred a net loss of $820,249 for the quarter ended June 30, 2001, compared to a net loss of $980,171 for the quarter ended June 30, 2000. As of June 30, 2001, the Company had an accumulated deficit of $72,994,846. The Company anticipates that its operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

Liquidity and Capital Resources

         To date, the Company has financed its operations primarily through the sale of equity and debt securities. From inception through December 31, 1995, the Company raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock. The net proceeds to the Company from the public offering were approximately $33,916,000. In January 1998, the Company sold 441,203 shares of Common Stock to Instrumentation Laboratory, which represented 4.99% of the Company's outstanding Common Stock following completion of the transaction, at a price of $5.00 per share (which is equal to the closing market price on the date before signing of the agreement) for a total price of $2,206,015.

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

         Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000 pursuant to a series of one year convertible promissory notes The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share.

         On July 26, 2001, the Company entered into a Bridge Loan Agreement, which is effective as of May 1, 2001, with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance the Company up to $1,500,000 to fund the Company's operations. The advances are evidenced by a convertible promissory note in the maximum principal amount of $1,500,000, and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance.

         The advances under the Bridge Loan Agreement are convertible, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share anytime after July 26, 2001, except that any advances made within the 30 day period preceding a private placement of equity financing (the "Financing") are convertible at the price of the Financing. To date, Circle F and its affiliates have advanced $669,000 to the Company under this note, including $543,000 prior to June 30, 2001.

         The Company's cash and cash equivalents were $50,595 and $492,982 at June 30, 2001 and December 31, 2000, respectively. The decrease in the Company's cash balance is due to the operating losses described above offset partially by $878,000 received upon issuance of convertible promissory notes. The Company incurred cash expenditures of $1,248,119 for operations, $70,723 for payments on lease obligations and $2,592 for capital expenditures in the first half of 2001.

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

o Development and Commercialization of CapnoProbe Sensor System. The Company's future success will depend, in large part, on successful development and commercialization of the CapnoProbe Sensor System. The Company is in the later stages of developing and testing prototypes. The Company has not yet established commercial manufacturing for the CapnoProbe Sensor System, nor has the Company secured a distribution partner. Accordingly, there can be no assurance that the Company will successfully develop a commercial CapnoProbe Sensor System.

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




Part II.   Other Information

Item 2.  Changes in Securities and Use of Proceeds

         Between March 8, 2001 and April 19, 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000, pursuant to a series of one year convertible promissory notes. The notes are convertible, at the option of Circle F Ventures, into shares of Common Stock. at $.25 per share. None of the notes have thus far been converted into shares of Common Stock

         On July 26, 2001, the Company entered into a Bridge Loan Agreement, which is effective as of May 1, 2001, with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance the Company up to $1,500,000 to fund the Company's operations. The advances are evidenced by a convertible promissory note in the maximum principal amount of $1,500,000, and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance.

         The advances under the note are convertible, at the option of Circle F Ventures, into shares of Common Stock at $.25 per share anytime after July 26, 2001, except that any advances made within the 30 day period preceding a private placement of equity financing (the "Financing") are convertible at the price of the Financing. To date, Circle F and its affiliates have advanced $669,000 to the Company under this note, including $543,000 prior to June 30, 2001. None of the advances made under such note have thus far been converted into shares of Common Stock.

         If all outstanding convertible debt held by Circle F Ventures and affiliates as of July 26, 2001 was converted into shares of Common Stock at $.25, Circle F Ventures and its affiliates would collectively own 53.1% of the outstanding shares of Common Stock as of such date.

         The sales of such promissory notes were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. The Company did not pay any commissions with respect to the sale of such securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         Item No.     Item
         --------     ----

           10.1 Bridge Loan Agreement effective May 1, between the Company and Circle F Ventures, LLC

           10.2 Form of Convertible Promissory Note issued under Bridge Loan Agreement dated July 26, 2001

           10.3       Amendment to 1993 Stock Option Plan effective July 26,
                      2001

(b)      Reports on Form 8- None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OPTICAL SENSORS INCORPORATED



Date  August 8, 2001                       /s/ Paulita M. LaPlante
                                -----------------------------------------------
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)


Date  August 8, 2001                       /s/ Wesley G. Peterson
                                -----------------------------------------------
                                 Chief Financial Officer, Vice President of
                                  Finance and Administration and Secretary
                                (Principal Financial and Accounting Officer)