Form 10-Q
period 2001-09-30
OPTICAL SENSORS INC
filed 2001-11-14
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of November 8, 2001, the registrant had 8,984,905 shares of common stock outstanding.

                                      Index


                          OPTICAL SENSORS INCORPORATED



Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

                 Balance Sheets - September 30, 2001 and December 31, 2000

                 Statements of Operations - Three and Nine Month Periods ended September 30, 2001 and September 30, 2000

                 Statements of Cash Flows - Nine Month Periods ended September 30, 2001 and September 30, 2000

                 Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds

         Item 6. Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                         September 30,   December 31,
                                                             2001            2000
                                                         ----------------------------
                                                          (Unaudited)       (Note)
Assets
Current assets:
   Cash and cash equivalents                             $      3,459    $    492,982
   Accounts receivable                                          7,259           8,371
   Inventory                                                1,244,823       1,259,290
   Prepaid expenses and other current assets                   24,036           6,909
                                                         ----------------------------
Total current assets                                        1,279,577       1,767,552

Property and equipment:
   Leased equipment                                         1,157,989       1,157,989
   Research and development equipment                         745,387         745,387
   Leasehold improvements                                     340,802         340,802
   Furniture and equipment                                    183,973         181,381
   Marketing equipment                                      1,004,840       1,004,840
   Production equipment                                       479,931         479,931
                                                         ----------------------------
                                                            3,912,922       3,910,330
   Less accumulated depreciation                           (3,706,700)     (3,512,459)
                                                         ----------------------------
                                                              206,222         397,871
Other assets:
   Patents                                                    542,682         533,968
   Other assets                                                16,278          16,278
                                                         ----------------------------
                                                              558,960         550,246
                                                         ----------------------------
Total assets                                             $  2,044,759    $  2,715,669
                                                         ============================
Liabilities and shareholders' equity (deficit)
Current liabilities:
   Accounts payable                                      $     38,839    $     14,393
   Employee compensation                                       96,966         130,363
   Other liabilities and accrued expenses                     114,283          74,508
   Convertible notes payable                                2,789,000       1,400,000
   Obligations under capital lease, current portion            16,132          98,442
                                                         ----------------------------
Total current liabilities                                   3,055,220       1,717,706

Obligations under capital lease, less current portion            --             5,667

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01 per share:
   Authorized shares--5,000,000                                43,333          43,333
   Issued and outstanding shares 2001 and 2000
   --4,333,334
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares 2001--8,984,905; and
   2000--8,982,461                                             89,849          89,825
Additional paid-in capital                                 72,928,515      72,312,642
Accumulated deficit                                       (74,072,158)    (71,453,504)
                                                         ----------------------------
Total shareholders' equity (deficit)                       (1,010,461)        992,296
                                                         ----------------------------
Total liabilities and shareholders' equity (deficit)     $  2,044,759    $  2,715,669
                                                         ============================

Note: The balance sheet at December 31,2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended             Nine months Ended
                                                          September 30                  September 30
                                                       2001          2000            2001           2000
                                                   --------------------------------------------------------
Net sales                                          $         0    $         0    $         0    $         0
Cost of goods sold                                           0              0              0              0
                                                   --------------------------------------------------------
Gross margin                                                 0              0              0              0

Operating expenses:
   Research and development expenses                   470,476        654,466      1,487,862      2,135,350
   Selling, general and administrative expenses        316,269        242,783        724,020        790,533
                                                   --------------------------------------------------------
Operating loss                                        (786,745)      (897,249)    (2,211,882)    (2,925,883)

Interest expense                                      (294,325)       (15,734)      (508,514)    (1,466,173)
Interest income                                              4          5,366            608         31,206
Other income (expense)                                   3,754         38,859        101,134       (161,886)
                                                   --------------------------------------------------------
                                                      (290,567)        28,491       (406,772)    (1,596,853)
                                                   --------------------------------------------------------

Net loss                                           $(1,077,312)   $  (868,758)   $(2,618,654)   $(4,522,736)
                                                   ========================================================

Net loss per common share:
Basic and diluted                                  $      (.12)   $      (.10)   $      (.29)   $      (.50)
                                                   ========================================================

Shares used in calculation of net loss per share     8,984,905      8,982,461      8,984,353      8,972,488
                                                   ========================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                              Nine months Ended
                                                        September 30,    September 30,
                                                            2001             2000
                                                        ------------------------------
Operating activities
Net loss                                                $(2,618,654)     $(4,522,736)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                              464,080        1,400,000
     Non-cash compensation expense                          150,770           68,884
     Depreciation and amortization                          252,323          455,664
     Changes in operating assets and liabilities:
       Receivables                                            1,112           52,050
       Inventories                                           14,467           10,196
       Prepaid expenses and other assets                    (83,923)         (87,732)
       Accounts payable and accrued expenses                 30,824          (70,204)
                                                        ----------------------------
Net cash used in operating activities                    (1,789,001)      (2,693,878)

Investing activities
Purchases of property and equipment                          (2,592)         (23,766)
                                                        ----------------------------
Net cash used in investing activities                        (2,592)         (23,766)

Financing activities
Proceeds from convertible notes payable                   1,389,000        1,400,000
Net proceeds from issuance of common stock                    1,047          539,759
(Payments) on long-term debt and lease obligations          (87,977)        (396,938)
                                                        ----------------------------
Net cash provided by financing activities                 1,302,070        1,542,821
                                                        ----------------------------

Decrease in cash and cash equivalents                      (489,523)      (1,174,823)
Cash and cash equivalents at beginning of period        $   492,982      $ 1,450,872
                                                        ----------------------------
Cash and cash equivalents at end of period              $     3,459      $   276,049
                                                        ============================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2001

Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - Net Loss Per Share

         Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended September 30, 2001 and 2000, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The net loss for the three and nine month periods ended September 30, 2000 was $52,163 and $155,590, respectively, lower than the net loss previously reported in our Form 10-Q for the quarter ended September 30, 2000, filed in November 2000, to reflect the impact of a depreciation expense error as disclosed in our Form 10-K for the year ended December 31, 2000, filed in March 2001.

Note C - Investment Agreement

         On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III will convert into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if we sell equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

Note D - Securities Purchase Agreement

         On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A preferred stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share. The terms of the Securities Purchase Agreement also provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules and compensation expenses were recorded as listed in the table below. Additional compensation charges could be recorded in future periods.

                                         2001          2000
                                         ----          ----
            First Quarter             $ 56,119      $    -
            Second Quarter             (56,119)          -
            Third Quarter              150,770        68,884
            Fourth Quarter                 -         (68,884)
               Total To Date           150,770           -


Note E - Bridge Loan Agreements

         Between March 8, 2001 and April 19, 2001, we entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned us $335,000, pursuant to a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of common stock at $.25 per share.

         Effective as of May 1, 2001, we entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance us up to $1,500,000 to fund our operations. Effective as of October 4, 2001, the Bridge Loan Agreement was mutually terminated with Circle F and its affiliates having advanced $1,154,000 to us, including $100,000 subsequent to September 30, 2001. The advances are evidenced by a convertible promissory note and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the note are convertible, at the option of Circle F Ventures, into shares of common stock at $.25 per share anytime after July 26, 2001.

Note F - Non-Cash Interest Expense

         Under FASB reporting rules we are required to recognize as interest expense the "intrinsic value of a beneficial conversion feature embedded in a convertible security", i.e. the difference between the market price and the conversion price, except that the recognizable interest expense is limited to the proceeds of the convertible security. Accordingly we recognized non-cash interest expense for amounts listed below with corresponding additions to additional paid in capital. Additional interest charges could be recorded in future periods. Refer to Note C and Note E for a description of the related convertible securities transactions.

                                            2001             2000
                                            ----             ----
              First Quarter              $    -          $ 1,400,000
              Second Quarter              187,600             -
              Third Quarter               276,480             -
              Fourth Quarter                                  -
                 Total To Date           $464,080        $ 1,400,000

Note G - Product Development and License Agreement with
         Nellcor Puritan Bennet, Inc.

         On September 28, 2001, we entered into an exclusive development and license agreement with Nellcor Puritan Bennett, Inc. under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. The existing CapnoProbe system will be modified to meet Nellcor's product and market specifications prior to introduction of the CapnoProbe product to their customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe Sensor System, which is a handheld device with a carbon dioxide ("CO2") probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

         In December 2000, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to market the CapnoProbe Sensor System. The CapnoProbe Sensor System includes a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand held battery operated version of the bench top instrument.

         On September 28, 2001, we entered into an exclusive development and license agreement with Nellcor Puritan Bennett, Inc. under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. The existing CapnoProbe system will be modified to meet Nellcor's product and market specifications prior to introduction of the CapnoProbe product to their customers.

         In the next twelve months, we plan to further develop applications of our current sensor technology for use in both medical and non-medical applications. We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees.


Results of Operations

         We suspended sales and support activities of the SensiCath System in January 1999 to concentrate our efforts and resources on the development of the CapnoProbe Sensor System. Accordingly, we did not generate any sales in the first three quarters of 2001 or the first three quarters of 2000. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe Sensor System. Accordingly, there are no costs of products sold for either the first three quarters of 2001 or the first three quarters of 2000.

         We received $750,000 in development fee revenues on October 9, 2001 under the development and license agreement with Nellcor Puritan Bennett, Inc. We anticipate receiving additional development fee revenues under this agreement of $1,250,000 over the next four quarters. In addition, we anticipate that we will begin receiving royalty revenues from Nellcor on its sales of the CapnoProbe Product beginning in the second half of 2002.

         Research and development costs for the third quarter of 2001 decreased $183,990 or 28% to $470,476 from $654,466 in the third quarter of 2000. Research and development costs for the nine month period ended September 30, 2001 decreased $647,488 or 30% to $1,487,862 from $2,135,350 for the nine month period ended September 30, 2000. Research and development spending in the first three quarters of 2000 included one time costs for material purchases, contract engineering, clinical research, consulting and other miscellaneous items related to CapnoProbe Sensor System development. These nonrecurring costs plus lower personnel levels and expirations of equipment leases and depreciation combined to reduce research and development costs from 2000 to 2001. Research and development efforts during the quarter were directed towards additional enhancements related to the CapnoProbe Sensor System and other potential applications of our proprietary technology. Under the July 1998 license agreement with ICCM, we expect to pay $300,000 in minimum royalties in 2001 and $400,000 in minimum royalties in 2002 through 2005. The minimum royalty payments are being recorded as research and development expenses because no significant CapnoProbe Sensor System sales are anticipated in 2001. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe Sensor System. Research and development costs are expected to continue at current levels for the foreseeable future.

         Selling, general and administrative expenses in the third quarter of 2001 increased $73,486 or 30% to $316,269 from $242,783 in the third quarter of 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $66,513 or 8% to $724,020 from $790,533 for the nine months ended September 30, 2000. The third quarters of 2001 and 2000 included non-cash compensation expenses of $150,770 and $68,884 respectively. Without these charges, selling, general and administrative would have decreased $8,400 or 5% for the quarter and $148,399 or 21% for the nine months ended September 30, 2001 as compared to comparable periods in 2000. Selling, general and administrative expenses in the first half of 2000 included one time costs for the prosecution of an arbitration proceeding. This nonrecurring cost plus lower personnel, insurance and other expense levels, (notwithstanding the second quarter impact of non-cash expenses described above) combined to reduce selling, general and administrative expenses for both the third quarter and for the first nine months of 2001 as compared to the same periods in 2000. We expect selling, general and administrative expenses to remain at the third quarter level for the foreseeable future. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining our public status. Refer to Note D to the financial statements for further description of non-cash compensation expenses that we have recorded.

         Excluding non-cash interest charges as described in Note F of the financial statements, interest expense in the third quarter of 2001 increased $2,111 to $17,845 from $15,734 in the third quarter of 2000. The increase is the result of outstanding advances from shareholders. Interest expense for the nine month period ended September 30, 2001 decreased $21,738 to $44,435 from $66,173 for the nine month period ended September 30, 2000. The decrease is the result of capitalized leases having expired in 2000.

         Interest income in the third quarter of 2001 decreased $5,362 to $4 from $5,366 in the third quarter of 2000. Interest income for the nine month period ended September 30, 2001 decreased $30,598 to $608 from $31,206 for the nine month period ended September 30, 2000. The decrease in interest income in the third quarter as well as the first three quarters of 2001 is due to declining cash balances. We expect interest income to continue at nominal levels for the foreseeable future.

         Other income/expense included a first quarter of 2000 expense of $200,000 to settle an arbitration proceeding while the third quarter of 2000 and the first quarter of 2001 included income of $37,453 and $95,345, respectively, from state sales tax refunds. Except for these two items, other expense and income items for the nine month periods ended September 30, 2000 and September 30, 2001 were insignificant.

         Since our inception, we have experienced significant operating losses. We incurred a net loss of $1,077,312 for the quarter ended September 30, 2001, compared to a net loss of $868,758 for the quarter ended September 30, 2000. As of September 30, 2001, we had an accumulated deficit of $74,072,158. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."


Liquidity and Capital Resources

         To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through December 31, 1995, we raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, we completed an initial public offering of 2,875,000 shares of common stock. Our net proceeds from the public offering were approximately $33,916,000. In January 1998, we sold 441,203 shares of common stock to Instrumentation Laboratory, which represented 4.99% of our outstanding common stock following completion of the transaction, at a price of $5.00 per share (which is equal to the closing market price on the date before signing of the agreement) for a total price of $2,206,015.

         On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. The $700,000 principal amount of notes held by Circle F Ventures and its affiliates were due on March 10, 2001, although they have indicated that they do not intend to call their notes. The $700,000 note held by Special Situations Fund III will convert into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share. The $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates are convertible, at the option of holders, into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share. The conversion price of the notes and exercise price of the warrants held by Circle F Ventures and its affiliates is subject to reduction if we sell equity securities (subject to various exceptions) at a common stock equivalent per share price of less than $.25.

         On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at

$.25 per share for a total of $500,000 on December 28, 2000. The sale of the shares of Series A preferred stock under the Securities Purchase Agreement caused the conversion price of the convertible promissory note held by Circle F Ventures to be reduced to $12,500 per unit and the exercise price of the warrants issuable to Circle F Ventures to be reduced to $.25 per share.

         Between March 8, 2001 and April 19, 2001, we entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned us $335,000, pursuant to a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of common stock at $.25 per share.

         Effective as of May 1, 2001, we entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance us up to $1,500,000 to fund our operations. Effective as of October 4, 2001, the Bridge Loan Agreement was mutually terminated with Circle F and its affiliates having advanced $1,154,000 to us, including $100,000 subsequent to September 30, 2001. The advances are evidenced by a convertible promissory note and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the note are convertible, at the option of Circle F Ventures, into shares of common stock at $.25 per share anytime after July 26, 2001.

         Our cash and cash equivalents were $3,459 and $492,982 at September 30, 2001 and December 31, 2000, respectively. The decrease in our cash balance is due to the operating losses described above offset partially by $1,389,000 received upon issuance of convertible promissory notes. We incurred cash expenditures of $1,789,001 for operations, $87,977 for payments on lease obligations and $2,592 for capital expenditures in the first three quarters of 2001. We received $750,000 in development fee revenues on October 9, 2001 under the development and license agreement with Nellcor Puritan Bennett, Inc.

         We are currently dependent on loans from our largest investor, Circle F Ventures, and development fees from Nellcor Puritan Bennett to continue our operations. We are in the process of raising additional funds through equity infusions and through technology development fees. There can be no assurance, however, that we will be able to obtain additional loans, equity funding or development fees. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

         In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

o Need for Additional Financing. We believe that our current cash balances together with payments we expect to receive from our distribution partner, will be sufficient to fund our operations through the first quarter of 2002. The report of the independent auditors on our 2000 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations after March 31, 2002, and will need to raise additional funds or obtain technology development fees in order to continue operations. There can be no assurance, however, that we will be able to obtain additional funding or technology development fees. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

o Development and Commercialization of CapnoProbe Sensor System. Our future success will depend, in large part, on successful development and commercialization of the CapnoProbe product. We are in the later stages of developing and testing prototypes, but have not yet established commercial manufacturing for the CapnoProbe. Accordingly, there can be no assurance that we will successfully develop a commercial CapnoProbe product.

o Successful Marketing of the CapnoProbe Sensor System. We have entered into an exclusive development and license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. We do not have control over the manufacturing and distribution actions of Nellcor. Although we expect to receive under the agreement development fees and royalties, if Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under the license agreement, which would substantially harm our business and our operations.

o OTC Bulletin Board. On May 12, 2000, our common stock ceased to be quoted on The Nasdaq National Market and was transferred to the Over-The-Counter ("OTC") Bulletin Board because we no longer met, and currently do not meet, standards for continued listing on The Nasdaq National Market or The Nasdaq SmallCap Market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on Nasdaq or a national securities exchange.

o Competition. Competition among medical device companies is intense and increasing. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than our products or that would render our products obsolete or non-competitive.

o Regulatory Approvals. Our ability to market our current products and any products that we may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that we will be able to maintain or obtain necessary regulatory approvals and clearances in the future.

o Key Employees. Our success is substantially dependent on the ability, experience and performance of our senior management and other key personnel, including, in particular, Paulita M. LaPlante, our President and Chief Executive Officer. We cannot guarantee that she will remain employed with us. If we lose one or more of the members of our senior management or other key employees, our business could suffer.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On July 26, 2001, we entered into a Bridge Loan Agreement, which was effective as of May 1, 2001, with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance us up to $1,500,000 to fund our operations. Effective as of October 4, 2001, the Bridge Loan Agreement was mutually terminated with Circle F and its affiliates having advanced $1,154,000 to us, including $100,000 subsequent to September 30, 2001. The advances are evidenced by a convertible promissory note, and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the note are convertible, at the option of Circle F Ventures, into shares of common stock at $.25 per share anytime after July 26, 2001.

         If all outstanding convertible debt held by Circle F Ventures and affiliates as of November08, 2001 was converted into shares of common stock at $.25, Circle F Ventures and its affiliates would collectively own 56.7% of the outstanding shares of common stock as of such date.

         The sales of such promissory notes were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. We did not pay any commissions with respect to the sale of such securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         Item No.      Item
         --------      ----

         10.1          Amended and Restated 1993 Stock Option Plan (as of
                       July 26, 2001)

         10.2 Development and License Agreement, dated September 28, 2001, between the Company and Nellcor Puritan Bennett, Inc. (1)

         10.3 Mutual Termination Agreement, effective October 4, 2001, between the Company and Circle F Ventures, LLC

                  ---------------------

                  (1) Confidential treatment has been requested from the Securities and Exchange Commission with respect to designated portions contained within the document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(b)      Reports on Form 8

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               OPTICAL SENSORS INCORPORATED



  Date  November 14, 2001                 /s/ Paulita M. LaPlante
                               ---------------------------------------------
                                            Paulita M. LaPlante
                                   President and Chief Executive Officer
                                       (Principal Executive Officer)


  Date  November 14, 2001                 /s/ Wesley G. Peterson
                               ---------------------------------------------
                                            Wesley G. Peterson
                                Chief Financial Officer, Vice President of
                                 Finance and Administration and Secretary
                               (Principal Financial and Accounting Officer)