Form 10QSB/A
period 2001-09-30
OPTICAL SENSORS INC
filed 2001-12-20
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 08, 2001, the registrant had 8,984,905 shares of common stock outstanding.

Item 6.   Exhibits and Reports on Form 8-K

(a)    The following exhibits are included herein:

       Item No.   Item
       --------   ----

         10.1     Amended and Restated 1993 Stock Option Plan    Filed herewith*
                  (as of July 26, 2001)

         10.2     Development and License Agreement, dated       Filed herewith
                  September 28, 2001, between the Company and
                  Nellcor Puritan Bennett, Inc. (1)

         10.3     Mutual Termination Agreement, effective        Filed herewith*
                  October 5, 2001, between the Company and
                  Circle F Ventures, LLC

         ---------------------

         (1) Confidential treatment has been requested from the Securities and Exchange Commission with respect to designated portions contained within the document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

         * Indicates previously filed.

(b)    Reports on Form 8

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OPTICAL SENSORS INCORPORATED



Date   December 19, 2001                      /s/ Paulita M. LaPlante
                                  ----------------------------------------------
                                                Paulita M. LaPlante
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date   December 19, 2001                      /s/ Wesley G. Peterson
                                  ----------------------------------------------
                                                Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)