Form 10KSB40
period 2001-12-31
OPTICAL SENSORS INC
filed 2002-02-22
CIK 907658

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                           Commission File No. 0-27600

                              --------------------

                          OPTICAL SENSORS INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Delaware                                 41-1643592
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

      7615 Golden Triangle Drive, Suite C
               Technology Park V
             Minneapolis, Minnesota                          55344-3733
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $688,000.

     As of February 20, 2002, 13,184,905 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $3,445,263.80.

    Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

================================================================================

                                     PART I
                                     ------

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."

     As used in this Form 10-KSB, references to "Optical Sensors," the "Company," "we" or "us" refer to Optical Sensors Incorporated, unless the context otherwise indicates. We own or have the rights to use various trademarks, trade names or service marks, including the Optical Sensors name.

Item 1.  DESCRIPTION OF BUSINESS.

General

Optical Sensors Incorporated is a technology development company specializing in low-cost, fiber optic sensors and instruments. Our mission is to leverage our proprietary sensor platform technology into innovative and low cost applications for minimally-to-less invasive medical diagnostic and management products. We have converted the SensiCath System - a very sophisticated optical technology platform - into a springboard for continued intellectual property development, rapid research and development of other sensor applications and a source of hardware inventory for clinical evaluation and laboratory test equipment. Our core technology of optochemically based sensors and its optical platform and software systems can be incorporated into a variety of low-cost, fluid, blood and tissue-contacting measurement systems.

We were originally founded in 1989 to develop a point-of-care monitoring system using proprietary fiber-optic chemical and manufacturing technology. In January 1997, we introduced our first product, the SensiCath(TM) Blood Gas Monitoring System. The SensiCath System was a unique, bedside monitor for use in measuring three critical blood parameters: pH (the acid/base balance), PCO2 (carbon dioxide) and PO2 (oxygen). These parameters are commonly referred to as arterial blood gases or "ABGs". In January 1999, we suspended sales activity of the SensiCath System and reduced expenses and personnel (including sales and marketing personnel) in order to focus our resources on development and commercialization of the CapnoProbe Sensor System, which is a handheld device with a carbon dioxide, or CO2, probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market the CapnoProbe Sensor System. The CapnoProbe Sensor System includes a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. The existing CapnoProbe System will be modified by us to meet Nellcor Puritan Bennett's product and market specifications prior to their commercial introduction of the product to their customers. Commercial release of the CapnoProbe system by Nellcor is expected in the third quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. Under this agreement we will be reimbursed by Nellcor Puritan Bennett for substantially all related costs. Nellcor is contractually obligated to commence its own manufacturing operations once the one year time-frame has passed or a certain quantity has been produced, whichever occurs first. Accordingly, no revenues or cost of sales will be recognized under this agreement.

The CapnoProbe

The CapnoProbe is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. The CapnoProbe's disposable CO2 probe is self-calibrating and is planned to provide CO2 readings in approximately one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument will be portable, rugged and battery operated. We are using designs from our existing OpticalCAM blood analyte monitor and the CO2 component of our SensiCath blood gas sensor to reduce technical risk in the program and to speed development to market. No new research was required for the product and all milestones to commercialization are engineering related. Prototype versions of the CapnoProbe system are currently being evaluated at clinical sites in the United States.

Sales and Marketing

In January 1999, we suspended sales activity of the SensiCath System and reduced expenses and personnel (including sales and marketing personnel) in order to concentrate our resources on the CapnoProbe. We do not maintain any sales or marketing personnel nor do we expect to be involved in any sales and marketing activities, now and in the foreseeable future.

Research and Development

Our research and development staff is currently focusing on incorporating Nellcor product and market specifications into the design of the CapnoProbe technology. There can be no assurance that these modifications will be completed on a timely basis or at all. Our research and development expenses for the fiscal years ended December 31, 2001 and 2000 were $2,531,740, and $2,815,354, respectively. We anticipate that we will continue to spend significant amounts on research and development activities for the foreseeable future.

Manufacturing and Supply

We maintain approximately 4,000 square feet of manufacturing space, which includes a Class 10,000 clean room. This space and capability is used to comply with certain terms of the Nellcor agreement, to provide prototype manufacturing for new products and will be offered to future OEM contracting companies when available.

Competition

Competition in the medical device industry in general is intense and expected to increase. To our knowledge, however, there are no commercially available products that would be directly competitive with the CapnoProbe. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO2 in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO2 as a method of diagnosing shock since there is evidence that if elevated CO2 cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

We believe that the principal competitive factors for our CapnoProbe will be accuracy, rapid results, cost-effectiveness and price. Our competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the CapnoProbe.

Patents and Proprietary Rights

We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice 27 U.S. patents covering our opto-electronic technology, seven of which are specifically related to the CapnoProbe, and have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S.

Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.

In July 1998, we entered into a patent license agreement with Institute of Critical Care Medicine ("ICCM"), which provides us with the exclusive, worldwide right under ICCM's pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product being developed by us is expected to be subject to royalties under the license agreement. We paid ICCM a minimum annual royalty of $300,000 in 2001 and are obligated to pay ICCM a minimum annual royalty of $400,000 from 2002 through 2005 in order to maintain exclusivity. We may elect, on one years' written notice, not to make the annual minimum royalty payment of $400,000, but ICCM would have the right to terminate the license agreement. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product.

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that we do not infringe any patents or other proprietary rights held by third parties. If an infringement claim were made, the costs incurred to defend the claim could be substantial and adversely affect our business, even if we were ultimately successful in defending the claim. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights held by us, or to protect trade secrets or techniques owned by us. Any such claims or litigation could result in substantial costs and diversion of effort by management.

We also rely on trade secrets and other unpatented proprietary technology. There can be no assurance that we can meaningfully protect our rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

Our products, development activities and manufacturing processes are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto, including the Safe Medical Devices Act of 1990. We are subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and are subject to inspection by the FDA for compliance with such standards and procedures. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

We have received 510(k) clearance to market the SensiCath System and the OpticalCAM monitor from the FDA. In December 2000, we received 510(k) clearance from the FDA to market CapnoProbe. The CapnoProbe Sensor System includes a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

We are also subject to regulation in each of the foreign countries in which we sell our products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require our products to be qualified before they can be marketed in those countries. Delays in receipt of, or a failure to receive such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business. To date, we have not experienced significant difficulty in complying with these regulations. In February 1997, we received the European Medical Devices Directorate ("MDD") approval to place the "CE" mark on our products. The CE mark enables our products to be marketed, sold and used throughout the European Union, subject to limited "safeguard" powers of member states.

We are subject to periodic inspections by the FDA, which is charged with auditing our compliance with good manufacturing practices established by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. Although our manufacturing facility is not currently ISO 9001 certified, we believe that it is ISO 9001 compliant. We also believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA and MDD regulations. Failure to maintain good manufacturing practices could have a material adverse effect on our business.

Employees

As of January 1, 2002, we had 16 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Item 2.  PROPERTIES.

Our facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. We lease these facilities pursuant to a lease that expires on March 31, 2005. The lease provides for rent of approximately $18,600 per month, including base rent and a pro rata share of operating expenses and real estate taxes.

Item 3.  LEGAL PROCEEDINGS.

There are no material pending or threatened legal, governmental, administrative or other proceedings to which we are a party or of which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

From February 14, 1996, the date of our initial public offering, through May 11, 2000, our common stock was traded on The Nasdaq National Market. Since May 12, 2000, our common stock has traded in the over-the-counter market on the OTC Bulletin Board under the symbol OPSI.OB. The following table sets forth the quarterly high and low bid prices for our common stock for the periods indicated as reported by Nasdaq prior to May 11, 2000, and by the OTC Bulletin Board thereafter.

            Quarter Ended                     High                  Low
            -------------                     ----                  ----
         December 31, 2001                    $.73                  $.40
         September 30, 2001                    .90                   .25
         June 30, 2001                         .67                   .29
         March 31, 2001                       1.00                   .25

         December 31, 2000                     .91                   .06
         September 30, 2000                   1.38                   .50
         June 30, 2000                        2.34                   .50
         March 31, 2000                       4.50                   .63

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

As of February 15, 2002, we had 2,234 stockholders of record of our common stock.

We have never paid any cash dividends on its common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

See Item 12 "Certain Relationships and Related Transactions" for a description of all sales of unregistered securities by Optical Sensors since January 1, 2001. All such sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. Optical Sensors did not pay any commissions with respect to the sale of such securities.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe, which is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market the CapnoProbe. The CapnoProbe Sensor System includes a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. The existing CapnoProbe System will be modified by us to meet Nellcor Puritan Bennett's product and market specifications prior to their commercial introduction of the product to their customers. Commercial release of the CapnoProbe system by Nellcor is expected in the third quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. Under this agreement we will be reimbursed by Nellcor Puritan Bennett for substantially all related costs. Nellcor is contractually obligated to commence its own manufacturing operations once the one year time-frame has passed or a certain quantity has been produced, whichever occurs first. Accordingly, no revenues or cost of sales will be recognized under this agreement.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

Results of Operations

Comparison of fiscal years ended December 31, 2001 and 2000

We received $750,000 and $500,000 in development fee revenues on October 9, 2001 and December 3, 2001, respectively, under the development and license agreement with Nellcor Puritan Bennett. We have deferred recognition of $562,500 of these development fees to the first half of 2002, the period during which we expect to complete development work related to the initial $750,000 payment from Nellcor. We anticipate receiving additional development fee revenues under this agreement of $750,000 over the next three quarters. In addition, we anticipate that we will begin receiving royalty revenues from Nellcor on its sales of the CapnoProbe Product beginning in the second half of 2002.

Research and development costs for 2001 included a $554,549 write-off of component inventories carried over from our previous SensiCath business. These inventories had been retained for future product development purposes. However, with improvements made towards miniaturization of instrumentation, we determined that inventory valued at $554,549 had become obsolete. Notwithstanding this write-off, research and development costs in 2001 decreased $838,163 or 30% to $1,977,191 from $2,815,354 in 2000. Research and development spending in 2000 included one time costs for material purchases, contract engineering, clinical research, consulting and other miscellaneous items related to CapnoProbe Sensor System development. These nonrecurring costs plus lower personnel levels and expirations of equipment leases and depreciation combined to reduce research and development costs from 2000 to 2001. Research and development efforts during 2001 were directed primarily towards enhancements and commercialization of the CapnoProbe Sensor System. We expect Nellcor to begin commercialization of the CapnoProbe in the third quarter of 2002. These commercialization efforts are expected to continue through mid 2003. However, we expect to redirect a significant portion of our research and development activities towards other potential applications of our proprietary technology once CapnoProbe commercialization reaches manufacturing pilot plant stage in mid 2002. Under the July 1998 license agreement with ICCM, we paid $300,000 in minimum royalties for 2001 and are obligated to pay minimum annual royalties of $400,000 for years 2002 through 2005. The minimum royalty payments are being recorded as research and development expenses until such time as royalty revenues exceed minimum royalties. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe Sensor System. In 2002 and 2003, we will incur costs for pilot plant manufacturing services provided to Nellcor. However, under our agreement with them, we will be reimbursed for substantially all of these costs. We expect research and development expenses to remain at the 2001 levels for the foreseeable future.

Selling, general and administrative expenses for 2001 included non-cash compensation expenses of $104,207. Notwithstanding this charge, selling, general and administrative decreased $110,947 or 12% to $780,245 from $891,192 for 2000. Selling, general and administrative expenses in 2000 included one time costs for the prosecution of an arbitration proceeding. This nonrecurring cost plus lower personnel, insurance and other expense levels in 2001 combined to reduce selling, general and administrative expenses for 2001 as compared to 2000. We expect selling, general and administrative expenses to remain at the 2001 level for the foreseeable future. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining our public status. Refer to Note 11 to the financial statements for further description of non-cash compensation expenses that we have recorded.

Interest expense for 2001 and 2000 includes interest of $709,080 and $1,400,000, respectively, due to beneficial conversion features relating to our convertible securities. Excluding these non-cash interest charges as described in Notes 4 and 6 of the financial statements, interest expense increased $2,239 to $76,547 from $74,308 in 2000. The increase is the result of advances from shareholders offset by capitalized leases that expired in 2000.

Interest income in 2001 decreased $35,098 to $1,016 from $36,114 in 2000. The decrease in interest income in 2001 is due to declining cash balances. We expect interest income to continue at nominal levels for the foreseeable future.

Other income/expense included a first quarter of 2000 expense of $200,000 to settle an arbitration proceeding, while the third quarter of 2000 and the first quarter of 2001 included income of $37,453 and $95,345, respectively, from state sales tax refunds. Except for these two items, other expense and income items for 2000 and 2001 were insignificant.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $3,400,022 for 2001, compared to a net loss of $5,302,178 for 2000. As of December 31, 2001, we had an accumulated deficit of $74,853,526. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

Comparison of fiscal years ended December 31, 2000 and 1999

Net sales were zero in 2000 as compared to $134,131 in 1999. The decrease in sales is the result of our suspension of direct sales and support activities of the SensiCath System in January 1999. Net sales for 1999 consisted of development fees and sales of SensiCath sensors to existing customers, less OpticalCAM product returns. No new customer sales were made during 1999.

Cost of products sold was zero in 2000 as compared to $2,045,183 in 1999. Personnel, equipment and facility costs formerly utilized in the production of the SensiCath product have been applied fully towards development of the CapnoProbe product. Accordingly, beginning in 2000 these costs were reclassified as research and development activities. The total amount reclassified was $694,496.

Research and development costs for 2000 decreased $299,721 to $2,815,354 or 10% from $3,115,075 in 1999. Research and development efforts during the year were directed towards product development and regulatory activities for the CapnoProbe. Research and development staffing was reduced by approximately 25% in the second quarter of 1999. These savings were offset partially by the reclassification to research and development of former manufacturing resources and related costs totaling $694,496 in 2000. Under the July 1998 license agreement with ICCM, we paid $300,000 in minimum royalties in 2000. The minimum royalty payments paid in 2000 and in 1999 were recorded as research and development expenses because no CapnoProbe sales took place in 2000 or in 1999.

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

Interest expense in 2000 increased $1,390,599 to $1,474,308 from $83,709 in 1999. The interest expense in 2000 includes $1,400,000 due to beneficial conversion features relating to our convertible securities issued during the year.

Interest income in 2000 decreased $148,856 to $36,114 from $184,979 in 1999. The decrease in interest income in 2000 is due to declining cash balances.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through December 31, 1995, we raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, we completed an initial public offering of 2,875,000 shares of common stock. The net proceeds to us from the public offering were approximately $33,916,000. In January 1998, we sold 441,203 shares of common stock to Instrumentation Laboratory, which represented 4.99% of our outstanding common stock following completion of the transaction, at a price of $5.00 per share for a total price of $2,206,015.

On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share for a total of 1,400,000 shares of common stock and a warrant to purchase 350,000 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share for a total of 2,800,000 shares of common stock and warrants to purchase 700,000 shares of common stock.

On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter of 2000. This expense was reversed in the fourth quarter of 2000 as the market price as of December 31, 2000 was less than the exercise price of the re-priced options.
The Company recognized $104,207 of related compensation expense in 2001. Additional compensation charges could be recorded in future periods.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. The advances are evidenced by convertible promissory notes, and each advance is due and payable one year after the date of the advance. The notes are convertible, at the option of the holder, into shares of common stock at $.25 per share.

Our cash and cash equivalents were $664,569 and $492,982 at December 31, 2001 and December 31, 2000, respectively. The increase in our cash balance is due to the $1,489,000 received upon issuance of convertible promissory notes and the receipt of development fees totaling $1,250,000 under the development and license agreement with Nellcor Puritan Bennett, Inc., which were offset by the operating losses described above. We incurred cash expenditures of $1,204,524 for operations, $104,109 for payments on lease obligations and $9,827 for capital expenditures in 2001.

We are currently dependent on development fees from Nellcor Puritan Bennett and loans and equity infusions from current and shareholders or other investors to continue our operations. Our current cash balances will be sufficient to fund our operations through March 1, 2002. We will need to obtain additional loans, equity funding or development fees in order to continue operations thereafter. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliates will do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

o Need for Additional Financing. Our current cash balances will be sufficient to fund our operations through March 1, 2002. The report of the independent auditors on our 2001 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations after March 1, 2002, and will need to raise additional funds or obtain technology development fees in order to continue operations. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliates will do so. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Item 7. FINANCIAL STATEMENTS.

Description                                                                                                     Page
-----------                                                                                                     ----
Independent Auditors' Reports ...................................................................................14

Balance Sheet as of December 31, 2001 ...........................................................................15

Statements of Operations for the years ended December 31, 2001 and 2000 .........................................16

Statements of Stockholder Equity (Deficit) for the years ended December 31, 2001 and 2000 .......................17

Statements of Cash Flows for the years ended December 31, 2001 and 2000 .........................................18

Notes to the Financial Statements for the years ended December 31, 2001 and 2000 ................................19

                         Report of Independent Auditors

The Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheet of Optical Sensors Incorporated as of December 31, 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 14 to the financial statements, the Company's recurring net losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 18, 2002

                          Optical Sensors Incorporated

                                  Balance Sheet

                                December 31, 2001

Assets
Current assets:
   Cash and cash equivalents                                     $    664,569
   Accounts receivable                                                 40,761
   Prepaid expenses and other current assets                           31,177
                                                                 ------------
Total current assets                                                  736,507

Property and equipment:
   Leased equipment                                                 1,157,989
   Research and development equipment                                 745,387
   Leasehold improvements                                             340,802
   Furniture and equipment                                            191,208
   Production equipment                                               479,931
                                                                 ------------
                                                                    2,915,317
   Less accumulated depreciation                                   (2,769,257)
                                                                 ------------
                                                                      146,060
Other assets:
   Research and development supplies                                  688,835
   Patents, net of accumulated amortization of $259,408               577,903
   Other assets                                                         8,223
                                                                 ------------
                                                                    1,274,961
                                                                 ------------
Total assets                                                     $  2,157,528
                                                                 ============

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Convertible notes payable                                     $  1,489,000
   Deferred revenue                                                   562,500
   Accounts payable                                                    70,338
   Employee compensation                                               83,402
   Other liabilities and accrued expenses                              75,105
   Accrued interest payable                                            70,575
                                                                 ------------
Total current liabilities                                           2,350,920

Shareholders' equity (deficit):
   Preferred stock, par value $.01 per share
     Authorized shares - 5,000,000
     Issued and outstanding shares - 4,333,334                         43,333
   Common stock, par value $.01 per share:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 13,184,905                       131,849
   Additional paid-in capital                                      74,484,952
   Accumulated deficit                                            (74,853,526)
                                                                 ------------
Total shareholders' equity (deficit)                                 (193,392)
                                                                 ------------
Total liabilities and shareholders' equity (deficit)             $  2,157,528
                                                                 ============

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations

                                                      Year Ended December 31
                                                        2001          2000
                                                    --------------------------
Revenues                                            $   687,500    $      --

Operating expenses:
   Research and development                           2,531,740      2,815,354
   Selling, general, and administrative                 884,452        891,192
                                                    --------------------------
Total operating expenses                              3,416,192      3,706,546
                                                    --------------------------

Operating loss                                       (2,728,692)    (3,706,546)

Interest expense                                       (785,627)    (1,474,308)
Interest income                                           1,016         36,114
Other income (expense)                                  113,281       (157,438)
                                                    --------------------------
                                                       (671,330)    (1,595,632)
                                                    --------------------------
Net loss                                            $(3,400,022)   $(5,302,178)
                                                    ==========================

Net loss per common share:
   Basic and diluted                                $     (0.37)   $     (0.59)

Shares used in calculation of net loss per share:
   Basic and diluted                                  9,101,124      8,974,981

See accompanying notes

                          Optical Sensors Incorporated

                   Statement of Shareholders' Equity (Deficit)

                          Year Ended December 31, 2001

                              Preferred Stock               Common Stock           Additional
                           --------------------------------------------------       Paid-in        Accumulated
                            Shares        Amount        Shares        Amount        Capital          Deficit           Total
                           ----------------------------------------------------------------------------------------------------
Balance at December 31,
   1999                            -      $     -       8,935,304     $ 89,353      $69,416,688    $(66,151,326)    $ 3,354,715
Issuance of Series A
   preferred stock         4,333,334       43,333               -            -        1,451,732               -       1,495,065
Issuance of common
   stock upon exercise
   of options                      -            -          47,157          472           44,222               -          44,694
Beneficial conversion
   on convertible notes
   payable                         -            -               -            -        1,400,000               -       1,400,000
Net loss                           -            -               -            -                -      (5,302,178)     (5,302,178)
                           ----------------------------------------------------------------------------------------------------
Balance at December 31,
   2000                    4,333,334       43,333       8,982,461       89,825       72,312,642     (71,453,504)        992,296

Issuance of common
   stock upon exercise
   of options                      -            -           2,444           24            1,023               -           1,047
Beneficial conversion
   on convertible notes
   payable                         -            -               -            -          709,080               -         709,080
Variable compensation
   on stock options                -            -               -            -          104,207               -         104,207
Conversion of notes
   payable                         -            -       4,200,000       42,000        1,358,000               -       1,400,000
Net loss                           -            -               -            -                -      (3,400,022)     (3,400,022)
                           ----------------------------------------------------------------------------------------------------
Balance at December 31,
   2001                    4,333,334      $43,333      13,184,905     $131,849      $74,484,952    $(74,853,526)    $  (193,392)
                           ====================================================================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                                                    Year Ended December 31
                                                                      2001          2000
                                                                  ---------------------------
Operating activities
Net loss                                                          $(3,400,022)   $(5,302,178)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash interest expense                                         709,080      1,400,000
     Noncash compensation on stock options                            104,207           --
     Depreciation and amortization                                    324,677        595,156
     Inventory write-off                                              554,549           --
     Changes in operating assets and liabilities:
       Receivables                                                    (32,390)        44,145
       Inventories                                                     15,906         34,996
       Prepaid expenses and other assets                             (123,187)       (28,314)
       Accounts payable and accrued expenses                           80,156       (101,202)
       Deferred revenue                                               562,500           --
                                                                  --------------------------
Net cash used in operating activities                              (1,204,524)    (3,357,397)

Investing activities
Purchases of property and equipment                                    (9,827)       (23,766)
                                                                  --------------------------
Net cash used in investing activities                                  (9,827)       (23,766)

Financing activities
Proceeds from convertible notes payable                             1,489,000      1,400,000
Net proceeds from issuance of preferred stock                            --        1,495,065
Net proceeds from issuance of common stock                              1,047         44,694
Payments on obligations under capital leases                         (104,109)      (516,486)
                                                                  --------------------------
Net cash provided by financing activities                           1,385,938      2,423,273
                                                                  --------------------------

Increase (decrease) in cash and cash equivalents                      171,587       (957,890)
Cash and cash equivalents at beginning of year                        492,982      1,450,872
                                                                  --------------------------
Cash and cash equivalents at end of year                          $   664,569    $   492,982
                                                                  ==========================

Supplemental disclosure of non-cash transactions: In 2001, the Company had $1,400,000 of notes payable converted into common stock. The Company also moved $688,835 from inventories to research and development supplies.

The Company paid $5,972 of interest in 2001.

See accompanying notes.

1.   Business Activity

Optical Sensors Incorporated (the Company) is a technology development company specializing in low-cost, fiber optic sensors and instruments. The Company's mission is to leverage its proprietary sensor platform technology into innovative and low cost applications for minimally-to-less invasive medical diagnostic and management products. The Company has converted the SensiCath System - a very sophisticated optical technology platform - into a springboard for continued intellectual property development, rapid research and development of other sensor applications and a source of hardware inventory for clinical evaluation and laboratory test equipment. The Company's core technology of optochemically based sensors and its optical platform and software systems can be incorporated into a variety of low-cost, fluid, blood and tissue-contacting measurement systems.

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

Research and Development Supplies

Research and development supplies represent items, previously included in inventories, that have use in future research and development projects.

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Accumulated amortization was $259,408 at December 31, 2001.

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

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123). Accordingly, the Company has made pro forma disclosures of what net loss and net loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Revenue Recognition

Development fee revenues are recognized in accordance with the guidance provided in Staff Accounting Bulletin No. 101. The initial milestone payment of $750,000 received from Nellcor (see Note 3) is being recognized over the developmental period and other payments are being recognized as the applicable milestone is achieved. The Company did receive an additional milestone payment of $500,000 in December 2001 that was recognized as revenue since the milestone had been achieved.

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

3.   Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. (Nellcor). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing and commercialization milestones. Nellcor also greed to pay the

Company percentage royalties based on product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company will manufacture the CapnoProbe for Nellcor for a transition period, which is currently scheduled to continue through the second quarter of 2003, while Nellcor establishes its own manufacturing operations.

4.   Investment Agreement

In March 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share for a total of 1,400,000 shares of common stock and a warrant to purchase 350,000 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share for a total of 2,800,000 shares of common stock and warrants to purchase 700,000 shares of common stock.

The Company recognized $1,400,000 of interest expense in 2000 upon receipt of the $1,400,000 for the convertible promissory notes with the offset going to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized at the date of issuance as a result of the ability of the holder of the notes to convert immediately.

5.   Securities Purchase Agreement

In August 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon the Company's request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 in August 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 in October 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 in December 2000. Each share of the Series A preferred stock has a par value of $.01, can be converted into a share of common stock, has voting rights as a share of common stock, and has no dividend rights.

The terms of the Securities Purchase Agreement also provided for changing the exercise price of all options held by current employees and current directors based on the average price per share paid by Circle F Ventures, LLC for the Series A Preferred Stock. Accordingly, the exercise price was reduced to $.35 per share. This repricing provision has resulted in the options being subject to variable accounting (see Note 11).

6.   Bridge Loan Agreements

In March and April 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000 in the form of a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of common stock at $.25 per share.

In May 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance the Company up to $1,500,000 to fund Company operations. In October 2001, the Bridge Loan Agreement was mutually terminated with Circle F Ventures and its affiliates having advanced $1,154,000 to the Company. The advances are evidenced by a convertible promissory note, and the note is payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the Bridge Loan Agreement are convertible, at the option of Circle F Ventures, into shares of common stock at $.25 per share anytime after July 26, 2001.

The Company recognized $709,080 of interest expense in 2001 relating to the Bridge Loan Agreements with the offset going to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized in 2001 as a result of the ability of the holder of the notes to convert anytime after the applicable dates noted above.

7.   Private Label Reseller Settlement

In 2000, the arbitration between the Company and the former distributor of the Company's SensiCath Sensors and OpticalCAM Instruments was settled. In accordance with the terms of the settlement, the Company paid $200,000 to the former distributor. This amount is recorded in other expense in 2000.

8.   Common Stock

In January 1998, the Company sold 441,203 shares of common stock to Instrumentation Laboratory Company (IL) at a price of $5.00 per share that resulted in proceeds of $2,197,191, net of expenses related to the sale. The Company granted IL and its affiliates certain preemptive rights to participate in future sales of equity securities by the Company, and certain demand and incidental registration rights under a registration rights agreement previously entered into by the Company and shareholders that purchased shares of stock in private transactions prior to the Company's initial public offering in February 1996. IL was prohibited from selling or otherwise transferring its shares of common stock for a period of one year, except to an affiliate or pursuant to the exercise of its registration rights. IL and its affiliates are also subject to certain stand-still provisions for a period of five years that prohibit them from (a) acquiring more than 5.0% of the Company's outstanding common stock, (b) entering into a voting agreement with respect to the shares IL purchased from the Company, (c) participating in any proxy solicitation or becoming a participant in an election contest or (d) joining a group for the purpose of acquiring, holding, voting or disposing of shares of common stock.

At December 31, 2001, the Company has 15,554,540 shares of common stock reserved for future issuance, including 4,333,334 shares for conversion of preferred stock, 5,956,000 shares for conversion of notes payable, 4,191,080 for outstanding options and shares available for grant and 1,074,126 for outstanding warrants.

Shareholder Rights Plan

In December 1996, the Company's Board of Directors adopted a Shareholder Rights Plan by declaring a dividend of one preferred share purchase right (the Right) for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of series A junior preferred stock for $90. The rights become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group (other than Circle F Ventures and its affiliates) acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions, each right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person or group (other than Circle F Ventures and its affiliates) has acquired 15% or more of the Company's outstanding common stock, subject to certain exceptions. The foregoing triggering percentage is 24% for Special Situations Fund III, L.P. and its affiliates. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

In connection with the adoption of the Shareholder Rights Plan, the Company authorized 250,000 shares of series A junior preferred stock (the preferred stock). Subject to the rights of holders of any Senior Securities, if any, holders of the preferred stock are entitled to quarterly dividends, when, as and if declared by the Board of Directors, in the amount of one thousand times the aggregate per share amount of dividends paid to common stock shareholders. Each preferred stock share is entitled to one thousand votes on all matters submitted to a vote of the shareholders of the Company. The preferred stock has liquidation preference over the Company's common stock. The liquidation rate on the preferred stock is the greater of (a) $1,000 per share plus accrued dividends, whether or not earned or declared, or (b) an amount equal to one thousand times the amount distributed to the common stock shareholders.

9.   Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that runs through March 31, 2005. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $244,000 and $280,000 for the years ended December 31, 2001 and 2000, respectively.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2001 are as follows:

                Year ending December 31:
                      2002.............................  $121,497
                      2003.............................   107,580
                      2004.............................   107,580
                      2005.............................    26,595

In connection with the operating lease agreements, the Company has issued warrants to the leasing company to purchase 12,222 shares of common stock at $9.00 per share and 11,904 shares of common stock at $3.15 per share. These warrants expire in 2002 and 2005, respectively.

Capital Leases

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company was allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 2001 were $1,157,989. The remaining balance owned under the lease agreement was paid in 2001.

The equipment lease agreement contains an "advance pay" provision that required the Company to prepay an amount equal to soft costs (tooling, software, etc.) that exceed 25% of the total drawdown. The Company entered into an additional agreement whereby they signed a note agreement that rescheduled an end of lease obligation totaling $238,000 into 12 monthly installments beginning January 2000. The total payments under the note were made during 2000.

10.  Income Taxes

At December 31, 2001, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $69,376,000 plus research and development tax credit carryforwards of approximately $1,722,000. These carryforwards are available to offset future taxable income through 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

                                                         2001
                                                     ------------
          Deferred tax assets:
            Net operating loss carryforwards         $ 25,669,000
            Tax credit carryforwards                    1,722,000
            Deferred revenue                              208,000
            Book over tax depreciation                    164,000
            Other                                          76,000
                                                     ------------
          Total deferred tax assets                    27,839,000

          Valuation allowance                         (27,839,000)
                                                     ------------
                                                               --
                                                     ============

11.  Stock Options

The Company has two stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees and consultants of the Company. Option activity is summarized as follows:

                                                                  Weighted
                                                   Options        Average
                                      Shares      Outstanding     Exercise
                                     Available   ------------      Price
                                     for Grant   Total Shares    Per Share
                                    --------------------------------------
     Balance at December 31, 1999      287,986     1,179,935       $1.76
       Additional shares reserved      472,760          --           --
       Granted                      (3,061,416)    3,061,416         .42
       Canceled                      2,394,236    (2,394,236)        .89
       Exercised                          --         (47,157)        .95
                                    ------------------------
     Balance at December 31, 2000       93,566     1,799,958         .67
       Additional shares reserved    2,300,000          --            --
       Granted                      (2,374,968)    2,374,968         .38
       Canceled                        122,069      (122,069)        .35
       Exercised                          --          (2,444)        .42
                                    ------------------------
     Balance at December 31, 2001      140,667     4,050,413       $ .51
                                    ========================

The weighted average fair value of options granted was $0.20 and $0.40 for the years ended December 31, 2001 and 2000, respectively.

In accordance with the terms of the Securities Purchase Agreement (see Note 5), all options held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A Preferred Stock. Accordingly, the exercise price has been reduced to $.35 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $104,207 of compensation expense for the year ended December 31, 2001.

The exercise price of options outstanding at December 31, 2001 ranged from $.35 to $9.00 per share, as summarized in the following table:

                       Options Outstanding                              Options Exercisable
                  ------------------------------                      -----------------------
                                     Weighted        Weighted                   Weighted
                                      Average         Average                    Average
  Range of                        Exercise Price     Remaining                Exercise Price
Exercise Price        Number        Per Share     Contractual Life     Number   Per Share
--------------------------------------------------------------------------------------------
  $ .35           1,386,675           $ .35         7.1 years         761,703    $ .35
    .38           2,374,968             .38         9.6 years              --      .38
    .90               6,110             .90         3.6 years           1,776      .90
   1.25              15,000            1.25         7.3 years          15,000     1.25
   1.69             200,270            1.69         6.9 years           1,000     1.69
   2.70              38,886            2.70         3.8 years          38,886     2.70
   4.50               8,000            4.50         5.5 years           8,000     4.50
   9.00              20,504            9.00         2.0 years          20,504     9.00
                  ---------                                           -------
                  4,050,413           $ .51         8.5 years         846,869    $ .73
                  =========                                           =======

The number of options exercisable at December 31, 2001 and 2000 was 846,869 and 595,448, respectively, at a weighted average exercise price per share of $0.73 and $.89, respectively.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                 2001             2000
                                               --------------------------
   Expected stock price volatility                70%              97%
   Risk-free interest rate                       4.5%              6.0%
   Expected life of options                    6.0 years        6.0 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                2001              2000
                                            ------------------------------
   Pro forma net loss                       $(3,612,899)      $(5,757,909)
   Pro forma, basic and diluted net
      loss per common share                     $(.40)            $(.64)

These pro forma amounts may not be indicative of future years' amounts since Statement 123 provides for a phase-in of option values beginning with those granted in 1995.

12.  Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM) which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $300,000 through 2001 and is obligated to pay ICCM minimum annual royalties of $400,000 from 2002 through 2005 in order to maintain exclusivity. The Company may elect, on one year's written notice, not to make the annual minimum payment but ICCM would then have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company is also obligated to meet certain product development milestones under the license agreement.

13.  Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which will not violate provisions of the Plan or cause the Plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the Plan in 2001 or 2000.

14.  Going Concern

Recurring losses from operations, including $3,400,022 for 2001, have resulted in an accumulated deficit of $74,853,526. The Company's ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. Although the Company is currently in negotiations that may raise funds that will satisfy its cash requirements for at least the next 12 months, there can be no assurance that the Company will be successful.

15.  Quarterly Financial Data (Unaudited)

Quarterly financial data for 2001 and 2000 is as follows:

                                                                   Quarter
                                           First           Second            Third            Fourth
                                        -------------------------------------------------------------
   Year ended December 31, 2001
   Revenues                             $        --       $      --        $        --      $ 687,500
   Gross profit                                  --              --                 --        687,500
   Net loss(1)                             (721,093)       (820,249)        (1,077,312)      (781,368)
   Loss per share                       $     (0.08)      $   (0.09)       $     (0.12)     $   (0.08)

   Year ended December 31, 2000
   Revenues                             $        --       $      --        $        --      $      --
   Gross profit                                  --              --                 --             --
   Net loss(2)                           (2,673,807)       (980,171)          (868,758)      (779,442)
   Loss per share                       $     (0.30)      $   (0.11)       $     (0.10)     $   (0.09)

----------

(1) The fourth quarter of 2001 net loss includes an inventory write-off of $554,549, net of reserves.

(2) The net loss for the first, second and third quarters of 2000 does not agree with amounts shown in the respective Form 10-Qs because of an adjustment to depreciation expense due to an error discovered in the fourth quarter of 2000.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III
                                    --------

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, their ages and the offices held, as of February 15, 2002, are as follows:

        Name              Age                    Title
------------------------  ---   -----------------------------------------------
Paulita M. LaPlante        44   President, Chief Executive Officer and Director

Wesley G. Peterson         54   Chief Financial Officer, Vice President of
                                Finance and Administration and Secretary

Victor Kimball             38   Vice President, Strategic Planning and Product
                                Development

Richard B. Egen (1)        63   Director

Demetre M. Nicoloff, M.D.  68   Director

Charles D. Snead, Jr. (1)  69   Director

------------------

     (1)  Member of the Audit Committee

Paulita M. LaPlante has been the President and a Director of Optical Sensors since September 1998 and Chief Executive Officer of Optical Sensors since December 1998. From June 1994 to September 1998, Ms. LaPlante served as Optical Sensors' Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as Optical Sensors' interim Vice President of Research and Development from January 1994 to September 1994.

Wesley G. Peterson has been Optical Sensors' Chief Financial Officer since January 1992, Vice President of Finance and Administration since June 1994 and Secretary since July 1992. He was also Director of Finance and Administration from January 1992 to June 1994.

Victor Kimball has been Optical Sensors' Vice President, Strategic Planning and Product Development since December 1998. From June 1997 to October 1998, Mr. Kimball was Director of Engineering and Business Development and from January 1995 to June 1997, he was Director of Engineering. From June 1992 to January 1995 he was Engineering Manager.

Richard B. Egen has been a Director of Optical Sensors since June 1997. Mr. Egen currently serves as the Chairman of the Board of Directors of Aksys, Ltd. From January 1997 to July 2001, Mr. Egen served as President and Chief Executive Officer of NephRx Corporation, an early stage biotechnology company. From January 1996 to December 1996, he served as a consultant to Baxter International, Inc. ("Baxter") and Nestle, S.A. ("Nestle") for clinical nutrition and start up medical companies. From January 1989 to December 1995, he served as President and Chief Executive Officer of Clintec International, Inc., a joint venture between Baxter and Nestle that develops, manufactures, markets and distributes clinical nutrition solutions and formulations. Prior to joining Clintec International, Inc., Mr. Egen served in several positions at Baxter, including Senior Vice President and a member of Baxter's Senior Management Committee.

Demetre M. Nicoloff, M.D. has been a Director of Optical Sensors since July 1989. Dr. Nicoloff has been a cardiac surgeon for more than 15 years, and is presently a Senior Partner of Cardiac Surgical Associates with practices at the Minneapolis Heart Institute and the St. Paul Heart and Lung Institute. Dr. Nicoloff is a member of the Board of Directors of UroMetrics, Inc. and Jundt Associates Funds.

Charles D. Snead, Jr. has been a Director of Optical Sensors since June 2000. Mr. Snead is an attorney and has served in various legal, executive, and board of director positions in several New York and Nasdaq stock exchange listed companies over a period of 30 years. Since early 1996, Mr. Snead has served as a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.


     (b)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish Optical Sensors with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2001, none of our directors or officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and those executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2001.


                           Summary Compensation Table

                                                                          Annual                    Long-Term
                                                                       Compensation                Compensation
                                                             ---------------------------           ------------
                                                                                                    Securities
                                                                                                    Underlying
Name and Principal Position                          Year    Salary($)          Bonus($)           Options(#)
---------------------------                          ----    ---------          --------           ----------
Paulita M. LaPlante                                  2001    $ 180,000           $   0              731,314
President and Chief Executive Officer                2000      180,000               0              381,993(1)
                                                     1999      186,923               0                    0

Victor Kimball                                       2001    $ 127,200           $   0              292,526
Vice President, Strategic Planning and               2000      123,599               0              171,158(2)
Product Development                                  1999      127,819               0                    0

Wesley G. Peterson                                   2001    $ 110,000           $   0              292,526
Chief Financial Officer, Vice President of           2000      110,000               0              168,158(3)
Finance and Administration and Secretary             1999      104,980               0                    0

----------

(1) Of these options, an aggregate of 42,618 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 377,777 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(2) Of these options, an aggregate of 98,936 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 72,222 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(3) Of these options, an aggregate of 76,225 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 91,933 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

Option Grants and Exercises

The following tables summarize option grants and exercises during the year ended December 31, 2001 to or by our executive officers named above.

                        Option Grants in Last Fiscal Year

                                                          Individual Grants (1)
                                         ------------------------------------------------------
                                                          Percent of
                                                            Total
                                         Number of         Options
                                         Securities       Granted to      Exercise
                                         Underlying        Employees       or Base
                                           Options         in Fiscal       Price     Expiration
                      Name               Granted (#)         Year          ($/Sh)       Date
             -------------------         -----------      -----------     --------   ----------
             Paulita M. LaPlante         295,290 (1)          14%          $.375       7/25/11
                                         218,012 (2)          11%            375       7/25/11
                                         218,012 (3)          11%            375       7/25/11

             Victor Kimball              118,116 (1)           6%          $.375       7/25/11
                                          87,205 (2)           4%            375       7/25/11
                                          87,205 (3)           4%            375       7/25/11

             Wesley G. Peterson          118,116 (1)           6%          $.375       7/25/11
                                          87,205 (2)           4%            375       7/25/11
                                          87,205 (3)           4%            375       7/25/11

----------

(1) All of the options granted to executives were granted under our 1993 Stock Option Plan. The foregoing options become exercisable at the rate of 25% of the number of shares covered by such option on each of the first four anniversary dates of the grant of such option, so long as the executive remains employed by us or one of our subsidiaries.

(2) All of the options granted to executives were granted under our 1993 Stock Option Plan with their vesting schedule subject to a certain milestone being accomplished. Such milestone was accomplished and the foregoing options become exercisable at the rate of 25% of the number of shares covered by such option on each of the first four anniversary dates of the grant of such option, so long as the executive remains employed by us or one of our subsidiaries.

(3) All of the options granted to executives were granted under our 1993 Stock Option Plan with their vesting schedule subject to a certain milestone being accomplished. If such milestone is accomplished, the foregoing options become exercisable at the rate of 25% of the number of shares covered by such option on each of the first four anniversary dates of the grant of such option, so long as the executive remains employed by us or one of our subsidiaries, otherwise they become exercisable on the fourth anniversary date of the grant of such option.

The following table summarizes the options that were exercised by our executive officers named above during the year ended December 31, 2001 and the potential realizable value of the options held by such persons at December 31, 2001.

                         Aggregated Option Exercises In
               Last Fiscal Year and Fiscal Year-End Option Values

                                Number of Securities                    Value of Unexercised
                               Underlying Unexercised                   In-the-Money Options
                            Options at December 31, 2001              at December 31, 2001(1)
                          --------------------------------        --------------------------------
       Name               Exercisable        Unexercisable        Exercisable        Unexercisable
-------------------       -----------        -------------        -----------        -------------
Paulita M. LaPlante          311,527             840,182           $35,467             $74,556
Victor Kimball                54,222             406,462             6,173              37,836
Wesley G. Peterson            81,933             378,751             9,328              34,681

----------

(1) Value based on the difference between the fair market value of the common stock on December 31, 2001 of $.46 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Director Compensation

Our directors receive no cash compensation for their services as members of the Board of Directors, although their out-of-pocket expenses incurred on behalf of Optical Sensors are reimbursed. We do, however, periodically compensate our directors through the granting of stock options.

On April 15, 1999, each director who was not an employee of Optical Sensors was granted an option to purchase 20,000 shares of common stock at an exercise price of $1.25 per share, the fair market value of our common stock on that date. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option on each of the first four anniversary dates of the grant, and expire on April 14, 2009.

On July 26, 2001, we granted Richard Egen and Charles Snead an option to purchase 68,607 shares of common stock at an exercise price of $0.375 per share. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option, on each of the first four anniversary dates of the grant, and expire July 25, 2011. Additionally, we made two separate milestone grants. Under the first milestone grant, we granted Richard Egen and Charles Snead a non-statutory stock option under our option plan to purchase 50,143 shares of common stock at an exercise price of $.375 per share. The vesting timeframe for these options was, in part, contingent upon Optical Sensors executing an agreement with a major medical company for the distribution of Optical Sensors' CapnoProbe product. This milestone was satisfied on September 28, 2001 when Optical Sensors entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. Due to that fact, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011. Under the second milestone grant, we granted Richard Egen and Charles Snead a non-statutory stock option under the plan to purchase 50,143 shares of common stock at an exercise price of $.375 per share. These options become exercisable, on a cumulative basis, with respect to (a) 25% of the shares covered by such option on July 26, 2002 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to

Optical Sensors of at least $2 million, whichever is later; (b) 25% of the shares covered by such option on July 26, 2003 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, whichever is later; (c) 25% of the shares covered by such option on July 26, 2004 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, whichever is later; and (d) all remaining shares covered by such option, to the extent not previously vested, on July 26, 2005, whether or not Optical Sensors has completed an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, and expire July 25, 2011.

Change in Control Arrangements

In August 1999, the our Board of Directors approved three new severance pay plans for our employees, including a severance pay plan for our executive officers. All of the our executive officers are covered by the severance pay plan. The severance pay plan, as amended, provides for the payment of certain benefits to our executives who experience a "Qualifying Termination of Employment."

A "Qualifying Termination of Employment" occurs if and only if:

     o We terminate the executive's employment, before or after a change in control, for any reason except "cause," death or disability, or

     o The executive terminates his or her employment either (1) prior to a change in control if his or her termination was a condition of the change in control or was requested or insisted upon by an unrelated person involved with the change in control or (2) during the 12 months after the change in control due to any of the following reasons:

          o A change in the executive's title, status, position, duties, authority or responsibilities as an employee in effect immediately prior to the change in control which in the executive's reasonable judgment is material and adverse, other than a change caused by an insubstantial or inadvertent action that Optical Sensors promptly remedies after becoming aware of the change;

          o A reduction in the executive's base pay or an adverse change in the form or timing of the payment of the base pay, as in effect immediately prior to the change in control or as thereafter increased;

          o    Certain adverse changes to specified employee benefit plans;

          o Relocation of the executive's place of work more than 30 miles from his or her work location immediately prior to the change in control;

          o The failure of the Optical Sensors to obtain the assent of the severance pay plan by an acquiror at least three days before a change in control occurs; or

          o Termination of employment for any reason other than death during the twelfth month following the month during which the change in control occurs.

If an executive has a "Qualifying Termination of Employment", he or she will continue to receive his or her regular pay and continue to participate in all employee benefit plans until the date of termination specified in the notice of termination. In addition, the executive will receive the following:

     o A lump sum cash payment equal to 12 times the executive's monthly base pay payable within 10 days after the date of termination;

     o    A "gross up" payment for any excise tax liability; and

     o Indemnification and expense advances for damages, costs and expenses incurred in connection with all matters relating to the executive's service with or for Optical Sensors.

The executive has no duty or obligation to seek or accept other employment in order to become or continue to be eligible for benefits under the severance pay plan.

Before a change in control, our Board of Directors may amend the severance pay plan at any time and in any manner but the effective date of any amendment that adversely affects a participant must be at least one year after the amendment is approved by our Board of Directors. If a change in control occurs before an amendment becomes effective, the amendment automatically becomes null and void. On and after a change in control, the severance pay plan may be amended only if the participant affected by the amendment consents to the amendment in writing.

Our Board of Directors may terminate the severance pay plan at any time subject to the following limitations:

     o Before a change in control, the effective date of the termination must be at least one year after the date on which the termination is approved by the board of directors; and

     o The severance pay plan cannot be terminated, and no termination will become effective, during the 12 month period after a change in control.

Under our 1993 amended and restated stock option plan, upon the occurrence of a "change in control," all outstanding options granted under the plan will become and remain exercisable in full during their remaining terms regardless of whether the plan participants remain our employees or the employees. The acceleration of the exercisability of options under the plan may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments." In addition, the compensation committee of our Board of Directors, with the consent of any affected participant, may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

Under the August 10, 2001 Investment Agreement between Optical Sensors and Circle F Ventures, our Board of Directors approved and Circle F Ventures agreed that upon a change in control, our employees, in the aggregate, will be paid a bonus equal to (A) One Hundred Percent (100%) of the proceeds to Optical Sensors or its shareholders from the change in control transaction between Fifteen Million Dollars ($15,000,000) and Sixteen Million Dollars ($16,000,000) plus (B) Ten Percent (10%) of the proceeds to Optical Sensors or its shareholders from the change in control transaction between Sixteen Million Dollars ($16,000,000) and Twenty Million Dollars ($20,000,000).

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us with respect to the beneficial ownership of each class of our capital stock as of February 15, 2002 for (1) each person known by us to beneficially own more than 5% of any class of our voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Management" (3) each of our directors and
(4) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

                                            Shares of Series A Convertible                 Shares of Common Stock
                                        Preferred Stock Beneficially Owned(1)               Beneficially Owned (1)
Name                                      Amount           Percent of Class           Amount        Percent of Class (2)
------------------------------------     ---------         ----------------         ----------      --------------------
Circle F Ventures, LLC and
Hayden R. Fleming (3)...............     4,333,334              100.0%              14,020,706               58.0%

Special Situations Funds (4)........             0                0.0%               1,750,000               12.9%

Norwest Venture Capital (5).........             0                0.0%                 820,058                6.2%

Richard B. Egen (6).................             0                0.0%                  46,000                  *

Paulita M. LaPlante (7).............             0                0.0%                 324,268                2.4%

Demetre M. Nicoloff, M.D. (8).......             0                0.0%                  91,911                  *

Victor Kimball (9)..................             0                0.0%                  85,712                  *

Wesley G. Peterson (10).............             0                0.0%                 127,274                1.0%

Charles D. Snead, Jr. (11)..........             0                0.0%                  25,400                  *

All directors and executive
officers as a group (six persons)
(12)................................             0                0.0%                 700,565                5.1%

----------
*    Less than 1% of the outstanding shares.

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options but are not deemed outstanding for computing the percentage of any other person or group. The Series A convertible preferred is convertible into common stock within 60 days and is therefore counted in the shares of common stock beneficially owned as well as in its own column.

(2) Based on 13,184,905 shares of common stock outstanding as of February 15, 2002.

(3) Based on Schedule 13D/A filed February 8, 2002. Includes 140,472 shares held by an individual retirement account for the benefit of Mr. Fleming's spouse, 20,000 shares held by an individual retirement account for the benefit of Mr. Fleming and 1,470,900 shares are owned by a trust for the benefit of Mr. Fleming and his wife. Of the shares owned by the trust, 600,000 shares arise on an as converted basis from 400,000 shares issuable upon the conversion of a convertible promissory note issued to the Hayden
     R. Fleming and LaDonna M. Fleming Revocable Trust Dated 7/19/95 (the "Fleming Trust") dated July 26, 2001 and 200,000 shares issuable upon the exercise of a warrant. Also includes 1,340,000 shares issuable upon conversion of convertible promissory notes issued to Circle F dated March 8, 2001, April 5, 2001 and April 19, 2001, 4,216,000 shares issuable upon the conversion of a convertible promissory note issued to Circle F dated July 26, 2001 and 4,333,334 shares issuable upon the conversion of 4,333,334 shares of Series A convertible preferred stock held by Circle F. Mr. Fleming is the managing member of Circle F. The address of Circle F and Mr. Fleming is 14988 N. 78th Way, Suite 200, Scottsdale, Arizona 85260. See "Certain Relationships and Related Transactions."

(4) Based on a Schedule 13G/A filed February 12, 2002. Includes warrant to purchase 350,000 shares of common stock. MGP Advisors Limited Partnership ("MGP") is the general partner and investment advisor of Special Situations Fund III, L.P., a limited partnership ("SSF III"), and AWM Investment Company, Inc. ("AWM") is the general partner of MGP and the general partner and investment advisor of the Cayman Fund. Austin W. Marxe and David Greenhouse are officers, directors and members of AWM and MGP, respectively, and may be deemed to be the beneficial owner of the shares held by SSF III and Cayman Fund. SSF III, MGP, Cayman Fund and AWM have sole voting and investment power with respect to the shares beneficially owned by such fund and advisor. Messrs. Marxe and Greenhouse have shared voting and investment power with respect to the shares beneficially owned by each of them. The address of SSF III, MGP, AWM and Messrs. Marxe and Greenhouse is 153 East 53 Street, New York, New York 10022. The address of Cayman Fund is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Bank Building, P.O. Box 694, Grand Cayman, Cayman Islands, British West Indies. See "Certain Relationships and Related Transactions."

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

(6) Includes 46,000 shares issuable upon exercise of outstanding stock options held by Mr. Egen.

(7) Includes 322,181 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.

(8) Includes 25,109 shares issuable upon exercise of outstanding stock options held by Dr. Nicoloff. Also includes 3,889 shares held in Dr. Nicoloff's living trust and 5,000 shares held by Nicoloff Properties, as to which Dr. Nicoloff disclaims any beneficial interest except to the extent of his pecuniary interest therein. Dr. Nicoloff's spouse is the managing agent of Nicoloff Properties.

(9) Includes 78,956 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.

(10) Includes 100,989 shares issuable upon exercise of outstanding stock options held by Mr. Peterson.

(11) Includes 24,000 shares issuable upon exercise of outstanding stock options held by Mr. Snead.

(12) Includes shares beneficially owned by affiliates of our officers and directors, but does not include any shares beneficially owned by Circle F Ventures, LLC or Hayden R. Fleming.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share for a total of 1,400,000 shares of common stock and a warrant to purchase 350,000 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share for a total of 2,800,000 shares of common stock and warrants to purchase 700,000 shares of common stock.

On August 10, 2000, we entered into the Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of Series A convertible preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A convertible preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A convertible preferred stock to Circle F Ventures at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A convertible preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules and $68,884 of compensation expense was recorded in the third quarter of 2000. This expense was reversed in the fourth quarter of 2000 as the market price as of December 31, 2000 was less than the exercise price of the re-priced options. The Company recognized $104,207 of related compensation expenses in 2001. Additional compensation charges could be recorded in future periods.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. The advances are evidenced by convertible promissory notes, and each advance is due and payable one year after the date of the advance. The notes are convertible, at the option of the holder, into shares of common stock at $.25 per share.

Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

                                     PART IV
                                     -------

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          The exhibits to this report are listed in the Exhibit Index on pages 45 to 49 below. A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder of Optical Sensors, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB pursuant to Item 13(a):

          A.   1989 Omnibus Stock Option Plan, as amended.

          B.   Amended and Restated 1993 Stock Option Plan.

          C. Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan.

          D. Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan.

          E. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

          F.   Executive Severance Pay Plan, as amended.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OPTICAL SENSORS INCORPORATED

Dated:  February 21, 2002              By: /s/ Paulita M. LaPlante
                                          --------------------------------------
                                           Paulita M. LaPlante
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2002 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                    Title

/s/ Paulita M. LaPlante                President, Chief Executive Officer and
------------------------------------   Director (principal executive officer)
Paulita M. LaPlante


/s/ Wesley G. Peterson                 Chief Financial Officer, Vice President
------------------------------------   of Finance and Administration and
Wesley G. Peterson                     Secretary (principal financial and
                                       accounting officer)

/s/ Richard B. Egen                    Director
------------------------------------
Richard B. Egen

/s/ Demetre M. Nicoloff, M.D.          Director
------------------------------------
Demetre M. Nicoloff, M.D.


/s/ Charles D. Snead, Jr.              Director
------------------------------------
Charles D. Snead, Jr.

                          OPTICAL SENSORS INCORPORATED
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

4.4       Rights Agreement dated as of December 3, 1996         Incorporated by reference to Exhibit 4.1
          between the Company and Norwest Bank Minnesota,       contained in the Company's Current Report on Form
          N.A.                                                  8-K dated December 3, 1996 (File No. 0-27600).

4.5       Amendment No. 1 to Rights Agreement dated as of       Incorporated by reference to Exhibit 10.1
          March 10, 2000 between the Company and Norwest        contained in the Company's Current Report on Form
          Bank Minnesota, N.A.                                  8-K dated March 10, 2000 (File No. 0-27600).

4.6       Amendment No. 2 to Rights Agreement dated as of       Incorporated by reference to Exhibit 10.1
          August 8, 2000 between the Company and Wells          contained in the Company's Quarterly Report on
          Fargo Bank, N.A.                                      Form 10-Q for the quarter ended June 30, 2000
                                                                (File No. 0-27600).

4.7       Amendment No. 3 to Rights Agreement dated as of       Incorporated by reference to Exhibit 10.8 to the
          April 19, 2001 between the Company and Wells          Company's Quarterly Report on Form 10-Q for the
          Fargo Bank, N.A.                                      quarter ended March 31, 2001 (File No. 0-27600).


10.1      Lease dated October 7, 1991 between Registrant        Incorporated by reference to Exhibit 10.1
          and First Industrial L.P.  (successor to MIG          contained in the Company's Registration Statement
          Kappa III Companies)                                  on Form S-1 (File No. 33-99904).

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

10.4      Amended and Restated 1993 Stock Option Plan (as       Incorporated by reference to Exhibit 10.1 to the
          of July 26, 2001)                                     Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended September 30, 2001 (File No.
                                                                0-27600).

10.5      Form of Non-Statutory Stock Option Agreement for      Incorporated by reference to Exhibit 10.21
          Nonemployees pursuant to 1993 Stock Option Plan       contained in the Company's Registration Statement
                                                                on Form S-1 (File No. 33-99904).

10.6      Form of Non-Statutory Stock Option Agreement for      Incorporated by reference to Exhibit 10.18
          Nonemployee Directors pursuant to 1993 Stock          contained in the Company's Registration Statement
          Option Plan                                           on Form S-1 (File No. 33-99904).

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

10.9      Second Amendment to Lease Agreement, dated April      Incorporated by reference to Exhibit 10.21
          14, 1997, between First Industrial Financing          contained in the Company's Annual Report on Form
          Partnership, L.P. and the Company.                    10-K for the year ended December 31, 1997 (File
                                                                No. 0-27600).

10.10     Stock Purchase Agreement dated as of January 7,       Incorporated by reference to Exhibit 10.2
          1998 between the Company and Group CH Werfen,         contained in the Company's Current Report on Form
          S.A.                                                  8-K, dated January 7, 1998 (File No. 0-27600).

10.11     Patent License Agreement dated July 20, 1998          Incorporated by reference to Exhibit 10.1
          between the Company and the Institute of              contained in the Company's Quarterly Report on
          Critical Care Medicine (1)                            Form 10-Q for the quarter ended September 30,
                                                                1998 (File No. 0-27600).

10.12     Executive Severance Pay Plan                          Incorporated by reference to Exhibit 10.1 to the
                                                                Company's Quarterly Report on Form 10-Q for the
                                                                quarter ended September 30, 1999 (File No.
                                                                0-27600).

10.13     Third Amendment to Lease Agreement dated              Incorporated by reference to Exhibit 10.25
          September 3, 1999 between First Industrial            contained in the Company's Annual Report on Form
          Financing Partnership, L.P. and the Company           10-K for the year ended December 31, 1999 (File
                                                                No. 0-27600).

10.14     Investment Agreement, dated, March 10, 2000,          Incorporated by reference to Exhibit 10.16
          among the Company, Circle F Ventures, LLC and         contained in the Company's Annual Report on Form
          Special Situations Fund III, L.P.                     10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.15     Form of Convertible Promissory Note issued under      Incorporated by reference to Exhibit 10.17
          Investment Agreement, dated March 10, 2000            contained in the Company's Annual Report on Form
                                                                10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.16     Fourth Amendment to Lease Agreement dated June        Incorporated by reference to Exhibit 10.18
          1, 2000 between First Industrial L.P. and the         contained in the Company's Annual Report on Form
          Company                                               10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.17     Securities Purchase Agreement, dated August 11,       Incorporated by reference to Exhibit 10.2 to the
          2000, between the Company and Circle F Ventures,      Company's Quarterly Report on Form 10-Q for the
          LLC (1)                                               quarter ended June 30, 2000 (File No. 0-27600).

10.18     Amendment No. 1, dated August 15, 2000 to             Incorporated by reference to Exhibit 10.20
          Executive Severance Pay Plan                          contained in the Company's Annual Report on Form
                                                                10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.19     Bridge Loan Agreement, dated March 8, 2001,           Incorporated by reference to Exhibit 10.21
          between the Company and Circle F Ventures, LLC        contained in the Company's Annual Report on Form
                                                                10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.20     Convertible Promissory Note issued under Bridge       Incorporated by reference to Exhibit 10.22
          Loan Agreement, dated March 8, 2001                   contained in the Company's Annual Report on Form
                                                                10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.21     Letter Agreement, dated March 10, 2001, between       Incorporated by reference to Exhibit 10.23
          the Company and Special Situations Fund III, L.P.     contained in the Company's Annual Report on Form
                                                                10-K for the year ended December 31, 2000 (File
                                                                No. 0-27600).

10.22     Bridge Loan Agreement, dated April 5, 2001,           Incorporated by reference to Exhibit 10.1 to the
          between the Company and Circle F Ventures, LLC        Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.23     Form of Convertible Promissory Note issued under      Incorporated by reference to Exhibit 10.2 to the
          Bridge Loan Agreement, dated April 5, 2001            Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.24     Bridge Loan Agreement, dated April 19, 2001,          Incorporated by reference to Exhibit 10.3 to the
          between the Company and Circle F Ventures, LLC        Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.25     Form of Convertible Promissory Note issued under      Incorporated by reference to Exhibit 10.4 to the
          Bridge Loan Agreement, dated April 19, 2001           Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.26     Bridge Loan Agreement, dated May 3, 2001,             Incorporated by reference to Exhibit 10.5 to the
          between the Company and Circle F Ventures, LLC        Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.27     Form of Convertible Promissory Note issued under      Incorporated by reference to Exhibit 10.6 to the
          Bridge Loan Agreement, dated May 3, 2001              Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.28     Amendment No. 2, dated April 19, 2001 to              Incorporated by reference to Exhibit 10.7 to the
          Executive Severance Pay Plan                          Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended March 31, 2001 (File No. 0-27600).

10.29     Bridge Loan Agreement, effective May 1, 2001,         Incorporated by reference to Exhibit 10.1 to the
          between the Company and Circle F Ventures, LLC        Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended June 30, 2001 (File No. 0-27600).

10.30     Form of Convertible Promissory Note issued under      Incorporated by reference to Exhibit 10.2 to the
          Bridge Loan Agreement, dated July 26, 2001            Company's Quarterly Report on Form 10-QSB for the
                                                                quarter ended June 30, 2001 (File No. 0-27600).

10.31     Development and License Agreement, dated              Incorporated by reference to Exhibit 10.2 to the
          September 28, 2001, between the Company and           Company's Quarterly Report on Form 10-QSB/A for
          Nellcor Puritan Bennett, Inc. (1)                     the quarter ended September 30, 2001 (File No.
                                                                0-27600).

10.32     Mutual Termination Agreement, effective October       Incorporated by reference to Exhibit 10.3 to the
          5, 2001, between the Company and Circle F             Company's Quarterly Report on Form 10-QSB for the
          Ventures, LLC                                         quarter ended September 30, 2001 (File No.
                                                                0-27600).

10.33     Fifth Amendment to Lease Agreement dated March        Filed herewith.
          28, 2001 between First Industrial L.P. and the
          Company

10.34     Sixth Amendment to Lease Agreement effective          Filed herewith.
          January 7, 2002 between First Industrial L.P.
          and the Company

23.1      Consent of Independent Auditors                       Filed herewith.

----------

(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.