Form 10QSB
period 2002-03-31
OPTICAL SENSORS INC
filed 2002-05-15
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                         Commission File Number: 0-27600

                          OPTICAL SENSORS INCORPORATED
        (Exact name of small business issuer as specified in its charter)

               Delaware                                      41-1643592
    (State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota   55344-3733
        (Address of principal executive offices)               Zip Code)

          Issuer's telephone number, including area code (612) 944-5857


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of May 8, 2002, the Issuer had 13,184,905 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  [_] Yes   [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

           Balance Sheets - March 31, 2002 and December 31, 2001

           Statements of Operations - Quarters ended March 31, 2002 and March 31, 2001

           Statements of Cash Flows - Quarters ended March 31, 2002 and March 31, 2001

           Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                        March 31,       December 31,
                                                                          2002              2001
                                                                      ------------------------------
                                                                       (Unaudited)          (Note)
Assets
Current assets:
   Cash and cash equivalents                                          $     35,717      $    664,569
   Accounts receivable                                                      93,584            40,761
   Prepaid expenses and other current assets                                85,322            31,177
                                                                      ------------------------------
Total current assets                                                       214,623           736,507

Property and equipment:
   Leased equipment                                                      1,157,989         1,157,989
   Research and development equipment                                      742,189           745,387
   Leasehold improvements                                                  340,802           340,802
   Furniture and equipment                                                 194,681           191,208
   Production equipment                                                    479,931           479,931
   Equipment under construction                                             30,018               --
                                                                      ------------------------------
                                                                         2,945,610         2,915,317
   Less accumulated depreciation                                        (2,786,422)       (2,769,257
                                                                      ------------------------------
                                                                           159,188           146,060
Other assets:
   Research and development supplies                                       688,835           688,835
   Patents                                                                 582,440           577,903
   Other assets                                                              8,223             8,223
                                                                      ------------------------------
                                                                         1,279,498         1,274,961
                                                                      ------------------------------
Total assets                                                          $  1,653,309      $  2,157,528
                                                                      ==============================
Liabilities and shareholders' equity (deficit)
Current liabilities:
   Convertible notes payable                                          $  1,489,000      $  1,489,000
   Advances from shareholder                                               200,000               --
   Deferred revenue                                                        301,250           562,500
   Accounts payable                                                         77,981            70,338
   Employee compensation                                                   115,255            83,402
   Other liabilities and accrued expenses                                   83,182            75,105
   Accrued interest payable                                                 54,849            70,575
                                                                      ------------------------------
Total current liabilities                                                2,321,517         2,350,920

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
   per share:
     Authorized shares--5,000,000
     Issued and outstanding shares--4,333,334                               43,333            43,333
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares--13,184,905                               131,849           131,849
Additional paid-in capital                                              74,723,907        74,484,952
Accumulated deficit                                                    (75,567,297)      (74,853,526)
                                                                      ------------------------------
Total shareholders' equity (deficit)                                      (668,208)         (193,392)
                                                                      ------------------------------
Total liabilities and shareholders' equity (deficit)                  $  1,653,309      $  2,157,528
                                                                      ==============================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                       March 31,          March 31,
                                                         2002               2001
                                                      -----------------------------
Development Revenues                                  $  284,750          $     --

Operating expenses:
   Research and development expenses                     535,113            530,913
   Selling, general and administrative expenses          475,666            284,298
                                                      -----------------------------
Operating loss                                          (726,029)          (815,211)

Interest expense                                             --              (3,242)
Interest income                                              819                597
Other income                                              11,439             96,763
                                                      -----------------------------
                                                          12,258             94,118
                                                      -----------------------------

Net loss                                              $ (713,771)         $(721,093)
                                                      =============================

Net loss per common share:
Basic and diluted                                     $     (.05)         $    (.08)
                                                      =============================

Weighted average shares outstanding:
Basic and diluted                                     13,184,905          8,983,113
                                                      =============================


See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                                     Three Months Ended
                                                                 March 31,         March 31,
                                                                   2002              2001
                                                                ----------------------------
Operating activities
Net loss                                                        $(713,771)        $(721,093)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash compensation expense                                238,955            56,119
     Depreciation and amortization                                 34,043           111,800
     Changes in operating assets and liabilities:
         Receivables                                              (52,823)            7,905
         Inventories                                                  --             11,943
         Prepaid expenses and other assets                        (72,362)          (87,495)
         Accounts payable and accrued expenses                     51,847            42,125
         Deferred revenue                                        (281,250)              --
                                                                ---------------------------
Net cash used in operating activities                            (795,361)         (578,696)

Investing activities
Purchases of property and equipment                               (33,491)           (2,592)
                                                                ---------------------------
Net cash used in investing activities                             (33,491)           (2,592)


Financing activities
Proceeds from convertible and other notes payable                 200,000           150,000
Net proceeds from issuance of common stock                            --              1,047
(Payments) on long-term debt and lease obligations                    --            (45,559)
                                                                ---------------------------
Net cash provided by financing activities                         200,000           105,488
                                                                ---------------------------

Decrease in cash and cash equivalents                            (628,852)         (475,800)
Cash and cash equivalents at beginning of period                  664,569           492,982
                                                                ---------------------------
Cash and cash equivalents at end of period                      $  35,717         $  17,182
                                                                ===========================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended March 31, 2002 and 2001, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

Note D - Variable Accounting Rules and Compensation Expense

The terms of a Securities Purchase Agreement, dated August 2000 provided for changing the exercise price of all existing options held by employees and directors to $.35 per share. This re-pricing provision resulted in those options being subject to variable accounting rules and compensation expenses have been recorded as listed in the table below. Additional compensation charges could be recorded in future periods.

                                           2002          2001
                                         --------      --------
              First Quarter              $238,955      $ 56,119
              Second Quarter                n/a         (56,119)
              Third Quarter                 n/a         150,770
              Fourth Quarter                n/a         (46,563)
                 Total Year To Date      $238,955      $104,207


Note E - Bridge Loan Agreements and Advances from Shareholder

Between March 8, 2001 and October 4, 2001, the Company entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced to the Company $1,489,000 to fund its operations. The advances are evidenced by convertible promissory notes, and each advance is due and payable one year after the date of the advance. The notes are convertible, at the option of the holder, into shares of common stock at $.25 per share.

Since March 6, 2002, Circle F Ventures has advanced $375,000 to the Company, $200,000 of which was advanced prior to March 31, 2002.

Note F - Non-Cash Interest Expense

Under FASB reporting rules, the Company is required to recognize as interest expense the "intrinsic value of a beneficial conversion feature embedded in a convertible security", i.e. the difference between the market price and the conversion price, except that the recognizable interest expense is limited to the proceeds of the convertible security. Accordingly the Company recognized non-cash interest expense for amounts listed below with corresponding additions to additional paid in capital. Additional interest charges could be recorded in future periods. Refer to Note C and Note E for a description of the related convertible securities transactions.

                                         2002         2001          2000
                                         ----       --------     ----------
              First Quarter              $ --       $    --      $1,400,000
              Second Quarter              n/a        187,600            --
              Third Quarter               n/a        276,480            --
              Fourth Quarter              n/a        245,000            --
                 Total Year To Date      $ --       $709,080     $1,400,000

Note G - Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. (Nellcor). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing and commercialization milestones. Nellcor also agreed to pay the Company percentage royalties based on product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company will manufacture the CapnoProbe for Nellcor for a transition period, which is currently scheduled to continue through the second quarter of 2003, while Nellcor establishes its own manufacturing operations. The Company received $1,250,000 in milestone payments in the fourth quarter of 2001. However, due to accounting revenue recognition rules, $562,500 is being recognized ratably over the first half of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe(TM), which is a handheld device with a CO2 probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO2 of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market the CapnoProbe, configured with a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. The existing CapnoProbe System will be modified by us to meet Nellcor's product and market specifications prior to Nellcor's commercial introduction of the product to its customers. Commercial release of the CapnoProbe system by Nellcor is currently expected in the third quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. Under this agreement we will be reimbursed by Nellcor Puritan Bennett for substantially all related costs. Nellcor is contractually obligated to commence its own manufacturing operations once the one year time-frame has passed or a certain quantity has been produced, whichever occurs first. Accordingly, no revenues or cost of sales will be recognized under this agreement.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We plan to submit the reverse stock split to our shareholders for approval in the second quarter of 2002.

Results of Operations

Development revenues recognized in the first quarter of 2002 were $284,750. No revenues were recognized in the first quarter of 2001. We received $750,000 and $500,000 in development fee revenues on October 9, 2001 and December 3, 2001, respectively, under the development and license agreement with Nellcor. We deferred recognition of $562,500 of these development fees to the first half of 2002, $281,250 of which we recognized in the first quarter of 2002 and $281,250 of which we plan to recognize in the second quarter of 2002. We anticipate receiving additional development fee revenues under this agreement of $750,000 over the next two quarters. In addition, we anticipate that we will begin receiving royalty revenues from Nellcor on its sales of the CapnoProbe Product beginning in the second half of 2002.

Research and development costs for the first quarter of 2002 increased $4,200 to $535,113 or 1% from $530,913 in the first quarter of 2001. Under the July 1998 license agreement with ICCM, we are required to pay $400,000 in minimum royalties in 2002. The minimum royalty payments will be recorded as research and development expenses because no significant CapnoProbe sales are anticipated in 2002. Research and development activities in the first quarters of 2002 and 2001 were directed primarily towards the CapnoProbe product. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. Research and development costs are expected to continue at this level for the foreseeable future.

Selling, general and administrative expenses for the first quarters of 2002 and 2001 included non-cash compensation expenses of $238,955 and $56,119, respectively, relating to variable accounting applicable to our stock option plan. Notwithstanding this charge, selling, general and administrative expenses in the first quarter of 2002 increased $8,532 or 4% to $236,711 from $228,179 in the first quarter of 2001. We expect selling, general and administrative expenses to remain at the first quarter levels for the balance of 2002, not including charges or credits that might result from non-cash compensation expense. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status.

Interest expense in the first quarter of 2002 decreased $3,242 to $0 from $3,242 in the first quarter of 2001. The decrease is the result of capitalized leases having expired in 2001.

Interest income in the first quarters of 2002 and 2001 was negligible. The Company expects interest income to remain at this level for the foreseeable future.

Other income for the quarter ended March 31, 2002 included sales tax rebates of $7,096 and a gain on the sale of equipment of $5,000. Other income for the quarter ended March 31, 2001 included sales tax rebates of $95,345.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $713,771 for the quarter ended March 31, 2002, compared to a net loss of $721,093 for the quarter ended March 31, 2001. As of March 31, 2002, we had an accumulated deficit of $75,567,297. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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

On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. The advances are evidenced by convertible promissory notes, and each advance is due and payable one year after the date of the advance. The notes are convertible, at the option of the holder, into shares of common stock at $.25 per share. Since March 6, 2002, Circle F Ventures has advanced $375,000 to us, $200,000 of which was advanced prior to March 31, 2002.

Our cash and cash equivalents were $35,717 and $664,569 at March 31, 2002 and December 31, 2001, respectively. The decrease in our cash balance is due to the operating losses described above offset by $200,000 in debt advances from our principal shareholder, Circle F Ventures. We incurred cash expenditures of $795,361 for operations and $33,491 for capital expenditures in the first quarter of 2002.

We are currently dependent on development fees from Nellcor and loans and equity infusions from current shareholders or other investors to continue our operations. Our current cash balances are insufficient to fund our operations. We will need to obtain additional loans, equity funding or development fees in order to continue operations. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliates will do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

o Need for Additional Financing. Our current cash balances are insufficient to fund our operations. The report of the independent auditors on our 2001 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations and will need to raise additional funds or obtain technology development fees in order to continue operations. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliate will do so. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

o Commercialization of CapnoProbe Sensor System. Our future success will depend, in large part, on successful commercialization of the CapnoProbe product. We are currently verifying and validating our manufacturing processes for the CapnoProbe, but have not yet established commercial manufacturing. Accordingly, there can be no assurance that the CapnoProbe product will be a commercial success.

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


                                    OPTICAL SENSORS INCORPORATED


Date  May 15, 2002                           /s/ Paulita M. LaPlante
                                    --------------------------------------------
                                                 Paulita M. LaPlante
                                       President and Chief Executive Officer
                                             (Principal Executive Officer)


Date  May 15, 2002                            /s/ Wesley G. Peterson
                                    --------------------------------------------
                                                  Wesley G. Peterson
                                      Chief Financial Officer, Vice President of
                                       Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)