Form 10QSB
period 2002-06-30
OPTICAL SENSORS INC
filed 2002-08-14
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of August 6, 2002, the Issuer had 19,140,905 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):   [ ] Yes   [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.  Financial Information

       Item 1.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 2002 and December 31, 2001

         Statements of Operations - Three and Six Month Periods ended June 30,
                                    2002 and June 30, 2001

         Statements of Cash Flows - Six Month Periods ended June 30, 2002 and June 30, 2001

         Notes to Financial Statements

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                      June 30,     December 31,
                                                                        2002           2001
                                                                   ----------------------------
                                                                    (Unaudited)        (Note)
Assets
Current assets:
   Cash and cash equivalents                                       $     60,959    $    664,569
   Accounts receivable                                                   71,077          40,761
   Prepaid expenses and other current assets                             63,595          31,177
                                                                   ----------------------------
Total current assets                                                    195,631         736,507

Property and equipment:
   Leased equipment                                                   1,157,989       1,157,989
   Research and development equipment                                   741,763         745,387
   Leasehold improvements                                               340,802         340,802
   Furniture and equipment                                              194,681         191,208
   Production equipment                                                 479,931         479,931
   Equipment under construction                                         158,582            --
                                                                   ----------------------------
                                                                      3,073,748       2,915,317
   Less accumulated depreciation                                     (2,806,359)     (2,769,257)
                                                                   ----------------------------
                                                                        267,389         146,060
Other assets:
   Research and development supplies                                    619,559         688,835
   Patents                                                              615,014         577,903
   Other assets                                                           8,223           8,223
                                                                   ----------------------------
                                                                      1,242,796       1,274,961
                                                                   ----------------------------
Total assets                                                       $  1,705,816    $  2,157,528
                                                                   ============================

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Convertible notes payable                                       $       --      $  1,489,000
   Advances from shareholder                                            845,000            --
   Deferred revenue                                                      20,000         562,500
   Accounts payable                                                      55,705          70,338
   Employee compensation                                                 90,701          83,402
   Other liabilities and accrued expenses                               140,992          75,105
   Accrued interest payable                                              54,849          70,575
                                                                   ----------------------------
Total current liabilities                                             1,207,247       2,350,920

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
   per share:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 4,333,334                           43,333          43,333
Common stock, par value $.01 per share:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 2002 - 19,140,905; and 2001 -
      13,184,905                                                        191,409         131,849
Additional paid-in capital                                           76,070,490      74,484,952
Accumulated deficit                                                 (75,806,663)    (74,853,526)
                                                                   ----------------------------
Total shareholders' equity (deficit)                                    498,569        (193,392)
                                                                   ----------------------------
Total liabilities and shareholders' equity (deficit)               $  1,705,816    $  2,157,528
                                                                   ============================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30                        June 30
                                                        2002             2001           2002           2001
                                                   ------------------------------------------------------------
Development Revenues                               $    296,510    $       --      $    581,260    $       --

Operating expenses:
   Research and development expenses                    445,161         486,473         980,274       1,017,386
   Selling, general and administrative expenses          90,357         123,453         566,023         407,751
                                                   ------------------------------------------------------------
Operating loss                                         (239,008)       (609,926)       (965,037)     (1,425,137)

Interest expense                                           --          (210,947)           --          (214,189)
Interest income                                              52               7             871             604
Other income (expense)                                     (410)            617         (11,029)         97,380
                                                   ------------------------------------------------------------
                                                           (358)       (210,323)        (11,900)       (116,205)
                                                   ------------------------------------------------------------

Net loss                                           $   (239,366)   $   (820,249)   $   (953,137)   $ (1,541,342)
                                                   ============================================================

Net loss per common share:

Basic and diluted                                  $       (.02)   $       (.09)   $       (.07)   $       (.17)
                                                   ============================================================

Shares used in calculation of net loss per share     14,376,105       8,984,905      13,777,214       8,984,077
                                                   ============================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                              Six Months Ended
                                                          June 30,       June 30,
                                                            2002           2001
                                                        --------------------------
Operating activities
Net loss                                                $  (953,137)   $(1,541,342)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                                 --          187,600
     Non-cash compensation expense                          156,098           --
     Depreciation and amortization                           68,237        164,082
     Changes in operating assets and liabilities:
       Receivables                                          (30,316)         7,892
       Inventories                                             --           13,755
       Prepaid expenses and other assets                    (96,353)       (79,057)
       Accounts payable and accrued expenses                 42,827         (1,049)
       Deferred revenue                                    (542,500)
                                                        --------------------------
Net cash used in operating activities                    (1,355,144)    (1,248,119)

Investing activities
Purchases of property and equipment                         (93,466)        (2,592)
                                                        --------------------------
Net cash used in investing activities                      (934,66)         (2,592)

Financing activities
Proceeds from notes payable                                 845,000        878,000
Net proceeds from issuance of common stock                     --            1,047
(Payments) on long-term debt and lease obligations             --          (70,723)
                                                        --------------------------
Net cash provided by financing activities                   845,000        808,324
                                                        --------------------------

Decrease in cash and cash equivalents                      (603,610)      (442,387)
Cash and cash equivalents at beginning of period            664,569        492,982
                                                        --------------------------
Cash and cash equivalents at end of period              $    60,959    $    50,595
                                                        ==========================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 2002

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended June 30, 2002 and 2001, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

                                             2002          2001
                                             ----          ----
               First Quarter               $238,955      $ 56,119
               Second Quarter               (82,857)      (56,119)
               Third Quarter                 n/a          150,770
               Fourth Quarter                n/a          (46,563)
                 Total Year To Date        $156,098      $104,207


Note E - Bridge Loan Agreements and Advances from Shareholder

Between March 8, 2001 and October 4, 2001, the Company entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced to the Company $1,489,000 to fund its operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 5,956,000 shares of common stock at a conversion price of $.25 per share. Since March 6, 2002, Circle F Ventures has advanced $1,215,000 to the Company, $845,000 of which was advanced prior to June 30, 2002.

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

                                          2002      2001          2000
                                          ----      ----          ----
               First Quarter              $ -       $ -        $1,400,000
               Second Quarter               -     187,600          -
               Third Quarter              n/a     276,480          -
               Fourth Quarter             n/a     245,000          -
                  Total Year To Date      $ -    $709,080      $1,400,000


Note G - Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. (Nellcor). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing and commercialization milestones. Nellcor also agreed to pay the Company percentage royalties based on product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company will manufacture the CapnoProbe for Nellcor for a transition period, which is currently scheduled to continue through the third quarter of 2003, while Nellcor establishes its own manufacturing operations. The Company received $1,250,000 in milestone payments in the fourth quarter of 2001. However, due to accounting revenue recognition rules, $562,500 was recognized ratably over the first half of 2002.

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

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. We are modifying the existing CapnoProbe System to meet Nellcor's product and market specifications prior to Nellcor's commercial introduction of the product to its customers. Commercial release of the CapnoProbe system by Nellcor is currently expected in the third quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. Under this agreement, we will be reimbursed by Nellcor for substantially all related costs. Nellcor is contractually obligated to commence its own manufacturing operations once the one year time-frame has passed or a certain quantity has been produced, whichever occurs first. Accordingly, no revenues or cost of sales will be recognized under this agreement.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We plan to submit the reverse stock split to our shareholders for approval at a special meeting of stockholders scheduled for August 19, 2002.

Critical Accounting Policies and Estimates

General

The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Research and Development Supplies

At June 30, 2002, research and development supplies with a carrying value of approximately $619,559 consisted of electro-optical modules. These modules, were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the current carrying value of the inventory at June 30, 2002 of $619,559.

Patents and Impairment Review

At June 30, 2002, we reported an investment in patents on our balance sheet, net of amortization, of $615,014. Accumulated amortization was $286,919 at June 30, 2002. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value of patents at June 30, 2002 of $615,014.

Variable Accounting Rules and Compensation Expense

Certain stock options issued by us have been re-priced thereby resulting in our option plan being subject to variable accounting rules. Application of these rules results in recognizing compensation expense or reductions to compensation expense whenever the market price of our stock varies from that of the prior quarter-end. Additional compensation charges and credits will most likely be recorded in future periods. We are unable to predict the extent of these charges and credits.

Results of Operations

Development revenues recognized in the second quarter of 2002 were $296,510 and $581,260, respectively, for the three and six month periods ended June 30, 2002. No revenues were recognized in the first half of 2001. We received $750,000 and $500,000 in development fee revenues on October 9, 2001 and December 3, 2001, respectively, under the development and license agreement with Nellcor. We deferred recognition of $562,500 of these development fees to the first half of 2002, $281,250 of which we recognized in the first quarter of 2002 and $281,250 of which we recognized in the second quarter of 2002. We anticipate earning additional development fee revenues under this agreement of $750,000 over the next two quarters. In addition, we anticipate that we will begin receiving royalty revenues from Nellcor on its sales of the CapnoProbe Product beginning in the fourth quarter of 2002.

Research and development costs for the second quarter of 2002 decreased $41,312 to $445,161 or 8% from $486,473 in the second quarter of 2001. Research and Development costs for the six month period ended June 30, 2002 decreased $37,112 to $980,274 from $1,017,386 or 4% for the six month period ended June 30, 2001. We received reimbursements under our Product Development Agreement with Nellcor for labor and overhead costs related to production of Nellcor owned tooling and manufacturing equipment of $73,052 and $77,263 respectively in the first and second quarters of 2002. We also capitalized labor and overhead costs related to the production of Company owned pilot plant equipment of $15,179 and $62,183 respectively in the first and second quarters of 2002. These reductions to research and development costs were offset partially by fees paid to third party engineering firms for development efforts towards our CapnoProbe product of $97,270 and $63,153 in the first and second quarters of 2002. Research and development activities in the second quarter of 2002 were directed primarily towards the CapnoProbe product. Under the July 1998 license agreement with ICCM, we are required to pay $400,000 in minimum royalties in 2002. The minimum royalty payments will be recorded as research and development expenses because no significant CapnoProbe sales are anticipated in 2002. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. We expect to receive additional labor and overhead reimbursements from Nellcor for production of tooling and for assisting them in their transition to manufacturing of the CapnoProbe product through the third quarter of 2003. In the fourth quarter of 2002, we expect to be directing fewer research and development resources towards the current CapnoProbe product and more towards other product applications of our technology base. Strategically, we may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Accordingly, our research and development costs may continue at existing levels or not, depending on the strategic direction chosen for the development of future applications of our technology.

Selling, general and administrative expenses for the second quarters of 2002 and 2001 included reversals of non-cash compensation expenses of $82,857 and $56,119, and non-cash compensation expenses in the first six months of 2002 and 2001 of $156,098 and $0, respectively, relating to variable accounting applicable to our stock option plan. Notwithstanding these charges, selling, general and administrative costs for the second quarter of 2002 decreased $6,358 to $173,214 or 4% from $179,572 in the second quarter of 2001. Selling, general and administrative expenses for the six month period ended June 30, 2002 increased $2,174 to $409,925 from $407,751 or 1% for the six month period ended June 30, 2001. We expect selling, general and administrative expenses to remain at the first quarter levels for the balance of 2002, not including charges or credits that might result from non-cash compensation expense. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status.

Excluding a second quarter 2001 accounting charge of $187,000 described below under "Liquidity and Capital Resources", interest expense in the second quarter of 2002 decreased $23,947 to $0 from $23,947 in the second quarter of 2001 while interest expense, for the six month period ended June 30, 2002 decreased $27,189 to $0 from $27,189 for the six month period ended June 30, 2001. The decrease is the result of capitalized leases having expired in 2001.

Interest income in the first half of 2002 and 2001 was negligible. The Company does not expect to earn interest income for the foreseeable future.

Other income/expense included income of $6,198 from state sales tax refunds and $5,000 from gains on the sale of equipment in the first quarter of 2002 and $95,345 in the first quarter of 2001 from state sales tax refunds.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $239,366 for the quarter ended June 30, 2002, compared to a net loss of $820,249 for the quarter ended June 30, 2001. As of June 30, 2002, we had an accumulated deficit of $75,806,663. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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

On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.50 per share for a total of 1,400,000 shares of common stock and a warrant to purchase 350,000 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $.25 per share for a total of 2,800,000 shares of common stock and warrants to purchase 700,000 shares of common stock. Circle F Ventures beneficially owns approximately 47% of our outstanding common stock. Charles Snead, one of our directors is a consultant and attorney for Circle F Ventures, and Hayden R. Fleming and their affiliates and related companies.

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

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 5,956,000 shares of common stock at a conversion price of $.25 per share. Since March 6, 2002, Circle F Ventures has advanced $1,215,000 to us, $845,000 of which was advanced prior to June 30, 2002.

Our cash and cash equivalents were $60,959 and $664,569 at June 30, 2002 and December 31, 2001, respectively. The decrease in our cash balance is due to the operating losses described above offset by $845,000 in debt advances from our principal shareholder, Circle F Ventures. We incurred cash expenditures of $1,355,144 for operations and $93,466 for capital expenditures in the first half of 2002.

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

                                  OPTICAL SENSORS INCORPORATED

Date   August 14, 2002                        /s/ Paulita M. LaPlante
                                  ----------------------------------------------
                                                Paulita M. LaPlante
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Date   August 14, 2002                       /s/ Wesley G. Peterson
                                  ----------------------------------------------
                                                Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                   (Principal Financial and Accounting Officer)


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed August 14, 2002.