Form 10-Q
period 2002-09-30
OPTICAL SENSORS INC
filed 2002-11-14
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________

                         Commission File Number: 0-27600

                          OPTICAL SENSORS INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                    41-1643592
       (State of other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)


     7615 Golden Triangle Drive, Suite C, Minneapolis, Minnesota      55344-3733
               (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code (952) 944-5857


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     As of November 8, 2002, the Issuer had 3,190,047 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    [_] Yes  [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

           Balance Sheets - September 30, 2002 and December 31, 2001

           Statements of Operations - Three and Nine Month Periods ended
                                      September 30, 2002 and September 30, 2001

           Statements of Cash Flows - Nine Month Periods ended September 30,
                                      2002 and September 30, 2001

           Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Controls and Procedures

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                          Optical Sensors Incorporated

                                 Balance Sheets

                                                                       September 30,  December 31,
                                                                           2002           2001
                                                                      -----------------------------
                                                                       (Unaudited)        (Note)
Assets
Current assets:
   Cash and cash equivalents                                          $     46,993    $    664,569
   Accounts receivable                                                      67,603          40,761
   Inventories - CapnoProbe                                                283,262               -
   Prepaid expenses and other current assets                                45,956          31,177
                                                                      ----------------------------
Total current assets                                                       443,814         736,507

Property and equipment:
   Leased equipment                                                      1,157,989       1,157,989
   Research and development equipment                                      741,763         745,387
   Leasehold improvements                                                  340,802         340,802
   Furniture and equipment                                                 194,681         191,208
   Production equipment                                                    479,931         479,931
   Equipment under construction                                            163,094               -
                                                                      ----------------------------
                                                                         3,078,261       2,915,317
   Less accumulated depreciation                                        (2,826,722)     (2,769,257)
                                                                      ----------------------------
                                                                           251,539         146,060
Other assets:
   Research and development supplies                                       612,936         688,835
   Patents                                                                 652,753         577,903
   Other assets                                                              8,223           8,223
                                                                      ----------------------------
                                                                         1,273,912       1,274,961
                                                                      ----------------------------
Total assets                                                          $  1,969,265    $  2,157,528
                                                                      ============================

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Convertible notes payable                                          $          -    $  1,489,000
   Advances from shareholder                                             1,520,000               -
   Deferred revenue                                                         20,000         562,500
   Accounts payable                                                         82,241          70,338
   Employee compensation                                                   105,868          83,402
   Advances from Licensee                                                  305,241               -
   Other liabilities and accrued expenses                                  100,119          75,105
   Accrued interest payable                                                 54,849          70,575
                                                                      ----------------------------
Total current liabilities                                                2,188,318       2,350,920

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
   per share:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 722,222                                 7,222          43,333
Common stock, par value $.01 per share:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 2002 - 3,190,047; and 2001 -
   2,197,484                                                                31,900         131,849
Additional paid-in capital                                              76,227,245      74,484,952
Accumulated deficit                                                    (76,485,420)    (74,853,526)
                                                                      ----------------------------
Total shareholders' equity (deficit)                                      (219,055)       (193,392)
                                                                      ----------------------------
Total liabilities and shareholders' equity (deficit)                  $  1,969,265    $  2,157,528
                                                                      ============================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30                         September 30
                                                            2002              2001               2002               2001
                                                      -----------------------------------------------------------------------
Development Revenues                                       $   18,651       $         -       $   599,911         $         -

Operating expenses:
   Research and development expenses                          572,548           470,476         1,552,822           1,487,862
   Selling, general and administrative expenses               146,359           316,269           712,382             724,020
                                                      -----------------------------------------------------------------------
Operating loss                                               (700,256)         (786,745)       (1,665,293)         (2,211,882)

Interest expense                                                    -          (294,325)                -            (508,514)
Interest income                                                    49                 4               920                 608
Other income (expense)                                         21,450             3,754            32,479             101,134
                                                      -----------------------------------------------------------------------
                                                               21,499          (290,567)           33,399            (406,772)
                                                      -----------------------------------------------------------------------

Net loss                                                   $ (678,757)      $(1,077,312)      $(1,631,894)        $(2,618,654)
                                                      =======================================================================
Net loss per common share:
Basic and diluted                                          $     (.21)      $      (.72)      $      (.63)        $     (1.75)
                                                      =======================================================================

Shares used in calculation of net loss per share            3,190,132         1,497,484         2,597,453           1,497,392
                                                      =======================================================================

See accompanying notes.

                          Optical Sensors Incorporated


                            Statements of Cash Flows

                                  (Unaudited)

                                                                           Nine Months Ended
                                                                    September 30,     September 30,
                                                                        2002              2001
                                                                 -------------------------------------
Operating activities
Net loss                                                             $(1,631,894)      $(2,618,654)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash interest expense                                                 -           464,080
     Non-cash compensation expense                                       117,233           150,770
     Depreciation and amortization                                       102,591           252,323
     Changes in operating assets and liabilities:
       Receivables                                                       (26,842)            1,112
       Inventories                                                             -            14,467
       Prepaid expenses and other assets                                (426,670)          (83,923)
       Accounts payable and accrued expenses                             348,898            30,824
       Deferred revenue                                                 (542,500)                -
                                                                 -------------------------------------
Net cash used in operating activities                                 (2,059,184)       (1,789,001)

Investing activities
Purchases of property and equipment                                      (78,392)           (2,592)
                                                                 -------------------------------------
Net cash used in investing activities                                    (78,392)           (2,592)


Financing activities
Proceeds from notes payable                                            1,520,000         1,389,000
Net proceeds from issuance of common stock                                     -             1,047
(Payments) on long-term debt and lease obligations                             -           (87,977)
                                                                 -------------------------------------
Net cash provided by financing activities                              1,520,000         1,302,070
                                                                 -------------------------------------

Decrease in cash and cash equivalents                                   (617,576)         (489,523)
Cash and cash equivalents at beginning of period                         664,569           492,982
                                                                 -------------------------------------
Cash and cash equivalents at end of period                           $    46,993       $     3,459
                                                                 =====================================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2002

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Net Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the three and nine month periods ended September 30, 2002 and 2001, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. All stock and stock related amounts have been adjusted to reflect a-one-for-six reverse split of the Company's common stock, which occurred on September 13, 2002.

Note C - Investment Agreement

On March 10, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,667 shares of common stock.

Note D - Variable Accounting Rules and Compensation Expense

The terms of a Securities Purchase Agreement, dated August 10, 2000, provided for changing the exercise price of all existing options held by employees and directors to $2.10 per share. This re-pricing provision resulted in those options being subject to variable accounting rules and compensation expenses have been recorded as listed in the table below. Additional compensation charges could be recorded in future periods.

                                          2002           2001
                                          ----           ----

            First Quarter              $ 238,955      $  56,119

            Second Quarter               (82,857)       (56,119)

            Third Quarter                (38,865)       150,770

            Fourth Quarter                n/a           (46,563)
                                       ---------      ---------
             Total Year To Date        $ 117,233      $ 104,207
                                       =========      =========

Note E - Bridge Loan Agreements and Advances from Shareholder

Between March 8, 2001 and October 4, 2001, the Company entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced $1,489,000 to the Company to fund its operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. Since March 6, 2002, Circle F Ventures has advanced $2,024,000 to the Company of which $1,520,000 was advanced prior to September 30, 2002.

Note F - Non-Cash Interest Expense

Under FASB reporting rules, the Company is required to recognize as interest expense the "intrinsic value of a beneficial conversion feature embedded in a convertible security", i.e. the difference between the market price and the conversion price, except that the recognizable interest expense is limited to the proceeds of the convertible security. Accordingly, in 2001, the Company recognized non-cash interest expense for amounts listed below with corresponding additions to additional paid in capital. Additional interest charges could be recorded in future periods. Refer to Note E for a description of the related convertible securities transactions.

            First Quarter                  $       -

            Second Quarter                   187,600

            Third Quarter                    276,480

            Fourth Quarter                   245,000
                                           ---------
              Total                        $ 709,080
                                           =========
Note G - Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. ("Nellcor"). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

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

Note H - Supply Agreement

In September 2001, the Company entered into a Manufacturing Supply Agreement with Nellcor under which the Company would produce a limited quantity of CapnoProbe product for Nellcor during the first year of CapnoProbe sales by Nellcor. Thereafter, Nellcor is to assume all production responsibilities for the CapnoProbe product. As part of this agreement, Nellcor is required to purchase, on behalf of the Company or make advances to the Company for subsequent purchases of, all raw materials and components necessary to produce CapnoProbe product under this agreement. Such advances are to be repaid to Nellcor as product is shipped to Nellcor. As of September 30, 2002, Nellcor had made advances to or on the Company's behalf of $305,241, which the Company is reporting as a current liability on its balance sheet. CapnoProbe raw materials and components of $283,262 on hand as of September 30, 2002 is reported on the Company's balance sheet as Inventories -CapnoProbe.

Note F - Subsequent Event

On October 1, 2002, the Company acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The Company assumed liabilities of approximately $200,000, but did not pay any additional cash consideration in exchange for the assets. The Company also hired four employees of Vasamedics and retained one former Vasamedics employee as an independent contractor. The acquisition enables the Company to incorporate mechanical assessment of perfusion with its proprietary metabolic means of assessing perfusion. Additionally, the acquisition provides direct sales contact with customers in areas of future market interest to the Company.

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

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. We previously expected the CapnoProbe to be released in the third quarter of 2002. However, the packaging and distribution procedures are still to be finalized. We currently expect these plans to be finalized and commercial launch of the CapnoProbe to begin in the fourth quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, which is expected to last approximately one year, while Nellcor establishes its own manufacturing operations. Under this agreement, Nellcor will reimburse us for substantially all related costs. Nellcor is contractually obligated to commence its own manufacturing operations once the one year time-frame has passed or a certain quantity has been produced, whichever occurs first.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. We assumed liabilities of approximately $200,000, but did not pay any additional cash consideration in exchange for the assets. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables the Company to incorporate mechanical assessment of perfusion with its proprietary metabolic means of assessing perfusion. Additionally, the acquisition provides direct sales contact with customers in areas of future market interest to the Company.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We submitted the reverse stock split to our shareholders for approval at a special meeting of shareholders on August 19, 2002. The reverse split became effective September 13, 2002. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

Research and Development Supplies

At September 30, 2002, research and development supplies with a carrying value of approximately $612,936 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the current carrying value of the inventory at September 30, 2002 of $612,936.

Patents and Impairment Review

At September 30, 2002, we reported an investment in patents on our balance sheet, net of amortization, of $652,753. Accumulated amortization was $300,910 at September 30, 2002. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value of patents at September 30, 2002 of $652,753.

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

Results of Operations

We recognized development revenues of $18,651 and $599,911, respectively, for the three and nine-month periods ended September 30, 2002. We did not recognize any development revenues in the first three quarters of 2001. We received $750,000 and $500,000 in development fee revenues on October 9, 2001 and December 3, 2001, respectively, under the development and license agreement with Nellcor. We deferred recognition of $562,500 of these development fees to the first half of 2002, $281,250 of which we recognized in the first quarter of 2002 and $281,250 of which we recognized in the second quarter of 2002. We anticipate earning additional development fee revenues under this agreement of $750,000 over the next two quarters. In addition, we anticipate that we will begin receiving royalty revenues from Nellcor on its sales of the CapnoProbe Product beginning in the fourth quarter of 2002.

Our research and development costs for the third quarter of 2002 increased $102,072 to $572,548 or 22% from $470,476 in the third quarter of 2001. Our research and development costs for the nine-month period ended September 30, 2002 increased $64,960 to $1,552,822 or 4% from $1,487,862 in the nine-month period ended September 30, 2001. We received reimbursements under our Product Development Agreement with Nellcor for labor and overhead costs related to production of Nellcor owned tooling and manufacturing equipment of $60,513 and $211,951, respectively, in the three and nine-month periods ended September 30, 2002. We also capitalized labor and overhead costs of $76,393 in the first nine months of 2002 related to the production of pilot plant equipment we own. The increases to research and development costs were the result of fees we paid to third party engineering firms for development efforts towards our CapnoProbe product of $50,342 and $210,765, respectively, for the three and nine-month periods ended September 30, 2002 and materials and supplies consumed of $56,679 in the third quarter of 2002. Research and development activities in the third quarter of 2002 were directed primarily towards the CapnoProbe product. Under the July 1998 license agreement with ICCM, we are required to pay $400,000 in minimum royalties in 2002. The minimum royalty payments are currently recorded as research and development expenses because no significant CapnoProbe sales are anticipated in 2002. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe. Beginning in the first quarter of 2003, we expect to be directing fewer research and development resources towards the current CapnoProbe product and more towards other product applications of our technology base. We may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Our research and development costs will vary depending on whether we develop future applications on our own or with partners. In either case, we do not expect our research and development cost to materially decrease.

Our selling, general and administrative expenses for the third quarters of 2002 and 2001 included reversals of non-cash compensation expenses of $38,865 and charges of $150,770, respectively. Our corresponding non-cash compensation expenses in the first nine months of 2002 and 2001 were $117,233 and $150,770, respectively. These expenses relate to variable accounting applicable to our stock option plan. Excluding these non-cash charges, our selling, general and administrative costs for the third quarter of 2002 increased $19,725 to $185,224 or 12% from $165,499 in the third quarter of 2001. Excluding these non-cash charges, our selling, general and administrative expenses for the nine-month period ended September 30, 2002 increased $21,899 to $595,149 from $573,250 or 4% for the nine-month period ended September 30, 2001. We expect future selling, general and administrative expenses to increase from the third quarter due to the addition of the Vasamedics product line. However, we anticipate that additional gross margins from the sale of Vasamedics' products will offset any additions selling, general and administrative expenses that might occur in the foreseeable future. Charges or credits will most likely occur as a result of non-cash compensation expense. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities and costs of maintaining the Company's public status.

Interest expense in the third quarter and nine months ended September 30, 2002 were zero. Interest expense in the third quarter and nine months ended September 30, 2001, excluding non-cash accounting charges of $187,600 and $464,080, respectively, as described below under "Liquidity and Capital Resources", were $17,845 and $44,434.

Interest income in the first three quarters of 2002 and 2001 was negligible. The Company does not expect to earn interest income for the foreseeable future.

Other income/expense included income of $6,120 and $20,450 in the first and third quarters of 2002, respectively, from gains on the sale of equipment. Also included were income from state sales tax refunds of $95,345 in the first quarter of 2001 and $7,088 in the first quarter of 2002.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $678,757 for the quarter ended September 30, 2002, compared to a net loss of $1,077,312 for the quarter ended September 30, 2001. As of September 30, 2002, we had an accumulated deficit of $76,485,420. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through December 31, 1995, we raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, we completed an initial public offering of our common stock that resulted in net proceeds to us of approximately $33,916,000. In January 1998, we sold 73,534 shares of common stock to Instrumentation Laboratory, which represented 4.99% of our outstanding common stock following completion of the transaction, at a price of $30.00 per share for a total price of $2,206,015.

On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,667 shares of common stock. Circle F Ventures beneficially owns approximately 58% of our outstanding common stock, including shares of Series A preferred stock, which are convertible into common stock and warrants to purchase common stock, but, excluding any advances that may be converted into common stock in the future. Charles Snead, one of our directors is a consultant and attorney for Circle F Ventures, and Hayden R. Fleming and their affiliates and related companies.

On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. Since March 6, 2002, Circle F Ventures has advanced $2,024,000 to us, of which $1,520,000 was advanced prior to September 30, 2002.

Our cash and cash equivalents were $46,993 and $664,569 at September 30, 2002 and December 31, 2001, respectively. The decrease in our cash balance is due to the operating losses described above offset by $1,520,000 in advances from our principal shareholder, Circle F Ventures, and advances from Nellcor of $305,241 for purchases of raw materials and components under the Nellcor/OSI Manufacturing Supply Agreement. We incurred cash expenditures of $2,059,184 for operations and $78,392 for capital expenditures in the first three quarters of 2002.

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

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

..    Need for Additional Financing. Our current cash balances are insufficient to fund our operations. The report of the independent auditors on our 2001 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations and will need to raise additional funds or obtain technology development fees in order to continue operations. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliate will do so. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

..    Commercialization of CapnoProbe Sensor System. Our future success will depend, in large part, on successful commercialization of the CapnoProbe product. We are currently validating our manufacturing processes for the CapnoProbe, but have not yet established commercial manufacturing. Accordingly, there can be no assurance that the CapnoProbe product will be a commercial success.

..    Successful Marketing of the CapnoProbe Sensor System. We have entered into an exclusive development and license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. We do not have control over the manufacturing and distribution actions of Nellcor. Although we expect to receive under the agreement development fees and royalties, if Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under the license agreement, which would substantially harm our business and our operations.

..    OTC Bulletin Board. On May 12, 2000, our common stock ceased to be quoted on The Nasdaq National Market and was transferred to the Over-The-Counter ("OTC") Bulletin Board because we no longer met, and currently do not meet, standards for continued listing on The Nasdaq National Market or The Nasdaq SmallCap Market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on Nasdaq or a national securities exchange.

..    Competition. Competition among medical device companies is intense and increasing. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than our products or that would render our products obsolete or non-competitive.

..    Regulatory Approvals. Our ability to market our current products and any products that we may develop in the future requires clearances or approvals from the FDA and other governmental agencies, including, in some instances, foreign and state agencies. The process for maintaining and obtaining necessary regulatory clearances and approvals can be expensive and time consuming. There can be no assurance that we will be able to maintain or obtain necessary regulatory approvals and clearances in the future.

..    Key Employees. Our success is substantially dependent on the ability, experience and performance of our senior management and other key personnel, including, in particular, Paulita M. LaPlante, our President and Chief Executive Officer. We cannot guarantee that she will remain employed with us. If we lose one or more of the members of our senior management or other key employees, our business could suffer.

Additional Information on Optical Sensors

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-QSB in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding Optical Sensors, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the

SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

Item 3. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures"
        (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report on Form 10-QSB, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             There are no exhibits to this Quarterly Report on Form 10-QSB.

        (b)  Reports on Form 8-K

             On August 14, 2002, we filed a Current Report on Form 8-K, which included as an exhibit the written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and which accompanied as correspondence our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

             On September 16, 2002, we filed a Current Report on Form 8-K reporting the one-for-six reverse split of our common stock, which was effective on September 13, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPTICAL SENSORS INCORPORATED



Date  November 14, 2002                  /s/ Paulita M. LaPlante
                                    --------------------------------------------
                                             Paulita M. LaPlante
                                      President and Chief Executive Officer
                                         (Principal Executive Officer)


Date  November 14, 2002                   /s/ Wesley G. Peterson
                                    --------------------------------------------
                                              Wesley G. Peterson
                                    Chief Financial Officer, Vice President of
                                     Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

                    Certification by Chief Executive Officer

     I, Paulita M. LaPlante, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Optical Sensors Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record , process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                   By: /s/ Paulita M. LaPlante
                                       -----------------------------------------
                                   Title: President and Chief Executive Officer

                    Certification by Chief Financial Officer

I, Wesley G. Petersonl, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Optical Sensors Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               By: /s/ Wesley G. Peterson
                                   ---------------------------------------------
                               Title: Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.