Form 10KSB
period 2002-12-31
OPTICAL SENSORS INC
filed 2003-03-25
CIK 907658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           __________________________
                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from ________________ to ________________.

                           Commission File No. 0-27600

                               __________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2002 were $1,574,796.

     As of February 20, 2003, 3,190,047 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $5,905,207.

   Transitional Small Business Disclosure Format (check one): YES [X] NO [ ]

================================================================================

                                     PART I

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

ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

Optical Sensors Incorporated is a technology development company specializing in low-cost, fiber optic sensors and instruments. Our mission is to leverage our proprietary sensor platform technology into innovative and low cost applications for minimally-to-non invasive medical diagnostic and management products. We have created a springboard technology platform for continued intellectual property development, rapid research and development of proprietary sensor applications and a source of hardware inventory for clinical evaluation and laboratory test equipment. Our core technology of sensors, hardware and software systems can be incorporated into a variety of low-cost, fluid, blood and tissue-contacting measurement systems.

We were originally founded in 1989 to develop a point-of-care monitoring system using proprietary fiber-optic chemical and manufacturing technology. In January 1997, we introduced our first product, the SensiCath(TM) Blood Gas Monitoring System. The SensiCath System was a unique, bedside monitor for use in measuring three critical blood parameters: pH (the acid/base balance), PCO(2) (carbon dioxide) and PO(2) (oxygen). These parameters are commonly referred to as arterial blood gases or "ABGs". In January 1999, we suspended sales activity of the SensiCath System and reduced expenses and personnel (including sales and marketing personnel) in order to focus our resources on development and commercialization of the CapnoProbe Sensor System, which is a handheld device with a carbon dioxide, or CO(2), probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO(2) of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market an early version of the CapnoProbe Sensor System with a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year, or a certain quantity has been produced, while Nellcor establishes its own manufacturing operations.

On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We submitted the reverse stock split to our shareholders for approval at a special meeting of shareholders on August 19, 2002. The reverse split became effective September 13, 2002. All share and per share amounts have been adjusted to reflect the reverse stock split.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $226,000 and consisted of paying off the debt and liabilities of Vasamedics. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables the Company to incorporate mechanical assessment of perfusion with its proprietary metabolic means of assessing perfusion. Additionally, the acquisition provides direct sales contact with customers in areas of future market interest to the Company.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

THE CAPNOPROBE

The CapnoProbe is a handheld device with a CO(2) probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO(2) of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. The CapnoProbe's disposable CO(2) probe is self-calibrating and is planned to provide CO(2) readings in approximately one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument is portable, rugged and battery operated.

VASAMEDIC PRODUCT LINE

Vasamedics provides laser Doppler instrumentation for blood flow and skin perfusion pressure monitoring. Patients served by this technology include those with chronic foot ulcers, diabetics, and candidates for amputation. Vasamedics LASERDOPP(R) PV2000 measures Skin Perfusion Pressure to provide a quantitative evaluation of small vessel disease in these patients. Other competing test methods provide only qualitative information or they are too time consuming and insensitive. The PV2000 also provides Pulse Volume waveform analysis; this allows caregivers to interpret intraluminal changes in connection with occlusive disease. Vasamedics Laserflo BPM/2/ technology allows monitoring of microvascular blood flow in tissue at risk of ischemic injury. This product provides information via laser and fiber optics technology.

SALES AND MARKETING

We do not maintain any sales or marketing personnel for CapnoProbe. The right to military battlefield sales of CapnoProbe are assigned to us and sales for field forward personnel triage are contemplated.

We sell the Vasamedics product through a group of 5 independent U.S. distributors and two direct sales people. We also have distribution of the Vasamedics product in Mexico and Japan.

RESEARCH AND DEVELOPMENT

Our research and development staff completed the incorporation of the Nellcor product and market specifications into the design of the CapnoProbe technology and is currently developing other non-invasive metabolic perfusion systems such as a local/regional tissue perfusion system. The Vasamedics technology compliments these activities because the laser Doppler technology provides a means to assess mechanical blood flow. Our research and development expenses for the fiscal years ended December 31, 2002 and 2001 were $1,883,366, and $2,531,740, respectively. We anticipate that we will continue to spend significant amounts on research and development activities for the foreseeable future.

MANUFACTURING AND SUPPLY

We maintain approximately 4,000 square feet of manufacturing space, which includes a Class 10,000 clean room. This space and capability is used to comply with certain terms of the Nellcor agreement, to manufacture Vasamedics product and to provide prototype manufacturing for new products.

COMPETITION

Competition in the medical device industry in general is intense and expected to increase. To our knowledge, however, there are no commercially available products that would be directly competitive with the CapnoProbe. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO(2) in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO(2) as a method of diagnosing shock since there is evidence that if elevated CO(2) cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

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

Vasamedics has four main competitors: Perimed AB, Moor Instruments Ltd., Transonic Systems Inc and Oxfor Optronix Ltd. Each company has different capabilities and approaches to the determination of local/regional tissue perfusion. Optical Sensors believes that the incorporation of its technology into the Vasamedics instrument will result in a differentiable and improved perfusion diagnostic system in comparison to Vasamedics competition. There can be no assurance that Vasamedics competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the Vasamedics product.

PATENTS AND PROPRIETARY RIGHTS

We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice 31 U.S. patents covering our technology, eight of which are specifically related to the CapnoProbe and four of which cover Vasamedics products. We have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.

In July 1998, we entered into a patent license agreement with Institute of Critical Care Medicine ("ICCM"), which provides us with the exclusive, worldwide right under ICCM's pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product being developed by us is expected to be subject to royalties under the license agreement. We paid ICCM a minimum annual royalty of $400,000 in 2002 and are obligated to pay ICCM a minimum annual royalty of $400,000 from 2003 through 2005 in order to maintain exclusivity. We may elect, on one years' written notice, not to make the annual minimum royalty payment of $400,000, but ICCM would have the right to terminate the license agreement. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. As part of that acquisition we acquired four patents related to skin perfusion pressure and laser Doppler flow monitoring.

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

In December 2000, we received 510(k) clearance from the FDA to market the early version of the CapnoProbe Sensor System with a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

We also have 510(k) clearance to market for both the Vasamedics LASERDOPP PV2000 and BPM/2/ products. Both systems consist of reusable components and bench top instruments.

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

EMPLOYEES

As of January 1, 2003, we had 21 full-time employees and two part-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

ADDITIONAL INFORMATION ON OPTICAL SENSORS

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-KSB in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding Optical Sensors, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov. We also maintain a link on our website at www.opsi.com to the location on SEC's website containing the reports, proxy and information statements and other documents we file with the SEC.

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

ITEM 3.        LEGAL PROCEEDINGS.

There are no material pending or threatened legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

From February 14, 1996, the date of our initial public offering, through May 11, 2000, our common stock was traded on The Nasdaq National Market. Since May 12, 2000, our common stock has traded in the over-the-counter market on the OTC Bulletin Board currently under the symbol OPTL.OB. The following table sets forth the quarterly high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We submitted the reverse stock split to our shareholders for approval at a special meeting of shareholders on August 19, 2002. The reverse split became effective September 13, 2002. All per share numbers in the following table have been adjusted to reflect the reverse split.

            QUARTER ENDED       HIGH     LOW
          ------------------   ------   ------

          December 31, 2002    $ 6.00   $ 3.32
          September 30, 2002     3.96     3.12
          June 30, 2002          4.50     2.70
          March 31, 2002         4.32     2.22

          December 31, 2001    $ 4.38   $ 2.40
          September 30, 2001     5.40     1.50
          June 30, 2001          4.02     1.74
          March 31, 2001         6.00     1.50

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

As of March 15, 2003, we had approximately 2,200 stockholders of record of our common stock.

We have never paid any cash dividends on our common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

See Item 12 "Certain Relationships and Related Transactions" for a description of all sales of unregistered securities by Optical Sensors since January 1, 2002. All such sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. Optical Sensors did not pay any commissions with respect to the sale of such securities.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe(TM), which is a handheld device with a CO(2) probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO(2) of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market the CapnoProbe, configured with a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. At the same time, we also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year from commercial launch, or a certain quantity has been produced, while Nellcor establishes its own manufacturing operations.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $226,000 and consisted of paying off the debt and liabilities of Vasamedics. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion with our proprietary metabolic means of assessing perfusion. Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during the foreseeable future, nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon delivery to the customer; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Research and Development Supplies

At December 31, 2002, research and development supplies with a carrying value of approximately $610,650 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value at December 31, 2002 of $610,650.

Patents and Impairment Review

At December 31, 2002, we reported patents on our balance sheet, net of amortization, of $665,206. Accumulated amortization was $314,745 at December 31, 2002. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at December 31, 2002 of $665,206.

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

RESULTS OF OPERATIONS

Comparison of fiscal years ended December 31, 2002 and 2001

We earned $1,055,914 in development fee revenues in 2002 as compared to $687,500 in 2001. We earned $962,500 of these fees in 2002 and $687,000 of these fees in 2001 under our license agreement with Nellcor. Nellcor is obligated to pay us a customary royalty equal to a varying percentage of Nellcor's CapnoProbe sales, less a portion to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005. Until minimum royalty payments to ICCM are exceeded by royalties received from Nellcor, payments by us to ICCM for minimum royalty payments will be recorded as research and development expense. We expect to begin receiving royalty payments from Nellcor in the second quarter of 2003.

Net sales for 2002 were $518,882, all of which was in the fourth quarter of 2002. These sales were a combination of CapnoProbe product sold to Nellcor under a short term supply agreement and Vasamedics product. We had no sales in 2001.

Cost of goods sold for 2002 was $422,034. There were no cost of goods sold in 2001.

Research and development costs for 2002 decreased $648,374 to $1,883,366 or 26% from $2,531,740 in 2001. Research and development costs for 2001 included a $554,549 write-off of obsolete inventory. We received reimbursements under our supply agreement with Nellcor for labor and overhead costs related to production of Nellcor owned tooling and manufacturing equipment of $230,762 and $28,335, respectively, in 2002 and 2001. We also capitalized labor and overhead costs of $84,904 in 2002 related to the production of pilot plant equipment and transferred $262,086 to cost of sales for efforts related to CapnoProbe product that we produced for Nellcor. In conjunction with efforts towards development of our CapnoProbe product, we paid third party engineering firms $218,504 and $41,275, and consumed materials and supplies of

$107,819 and $35,850, respectively, in the 2002 and 2001. Under the license agreement with ICCM, we paid minimum royalties of $400,000 and $300,000, respectively, in the 2002 and 2001. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. Beginning in the first quarter of 2003, we expect to be directing fewer research and development resources towards the CapnoProbe product and more towards other product applications of our technology base. We may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Our research and development costs will vary depending on whether we develop future applications on our own or with partners. In either case, we do not expect our research and development cost to materially decrease. The table below sets forth the various research and development expenses and reimbursements described above.

                                                               2002         2001
                                                           -----------   -----------
     Write-off inventory                                   $         -   $   554,549

     Nellcor reimbursement                                    (230,762)      (28,335)

     Capitalization  of labor and  overhead for build of
      in-house produced equipment                              (84,904)            -

     Cost  allocated  to cost of goods sold - CapnoProbe
     and Vasamedics production                                (262,086)            -

     Third party engineering firms - CapnoProbe                218,504        41,275

     Materials and supplies  consumed in  development of
      CapnoProbe                                               107,819        35,850

     Royalty Payments to ICCM                                  400,000       300,000

     All other costs of research and development             1,734,795     1,628,401
                                                           -----------   -----------
                                                           $ 1,883,364   $ 2,531,740
                                                           ===========   ===========

Selling, general and administrative expenses for 2002 increased $267,263 to $1,151,715, or 30%, from $884,452 in 2001. We recognized non-cash compensation expenses of $257,402 and $104,207, respectively, in 2002 and 2001 related to stock options. Also, we incurred additional costs of approximately $95,000 related to sales and administration of the Vasamedics product line in the fourth quarter of 2002. We expect future selling, general and administrative expenses to increase from 2002 due to the addition of the Vasamedics product line proportional to our experiences in the fourth quarter of 2002. We also expect to record charges or credits as a result of non-cash compensation expense, which will vary depending on the trading price of our stock. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining the Company's public status and selling expenses related to the Vasamedics product line. The table below sets forth the various selling, general and administrative expenses described above.

                                                               2002         2001
                                                           -----------   -----------
     Non-cash compensation                                 $   257,402   $   104,027

     Vasamedics selling and administrative costs in the
      fourth quarter, 2002                                      95,000             -

     All other selling, general and administrative costs       799,313       780,425
                                                           -----------   -----------
                                                           $ 1,151,715   $   884,452
                                                           ===========   ===========

Interest expense for 2001 included interest of $709,080 due to beneficial conversion features relating to our convertible securities. Excluding this non-cash interest charge as described in Note 7 of the financial statements, interest expense decreased $76,119 to $428 in 2002 from $76,547 in 2001. The decrease is the result of interest bearing notes that were converted to stock in 2001 and capitalized leases that expired in 2001.

Interest income in 2002 and 2001 was nominal. We expect interest income to continue at nominal levels for the foreseeable future.

Other income/expense in the first quarter of 2001 included income of $95,345 from state sales tax refunds. Except for state sales tax refunds, other expense and income items for 2002 and 2001 were insignificant.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $1,852,506 in 2002 compared to a net loss of $3,400,022 for 2001. As of December 31, 2002, we had an accumulated deficit of $76,706,032. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

Comparison of fiscal years ended December 31, 2001 and 2000

We received $750,000 and $500,000 in development fee revenues on October 9, 2001 and December 3, 2001, respectively, under our license agreement with Nellcor. We deferred recognition of $562,500 of these development fees to the first half of 2002, the period during which we completed development work related to the initial $750,000 payment from Nellcor.

Research and development costs for 2001 included a $554,549 write-off of component inventories carried over from our previous SensiCath business. These inventories had been retained for future product development purposes. However, with improvements made towards miniaturization of instrumentation, we determined that inventory valued at $554,549 had become obsolete. Notwithstanding this write-off, research and development costs in 2001 decreased $838,163 or 30% to $1,977,191 from $2,815,354 in 2000. Research and development spending in 2000 included one time costs for material purchases, contract engineering, clinical research, consulting and other miscellaneous items related to CapnoProbe Sensor System development. These nonrecurring costs plus lower personnel levels and expirations of equipment leases and depreciation combined to reduce research and development costs from 2000 to 2001. Research and development efforts during 2001 were directed primarily towards enhancements and commercialization of the CapnoProbe product. Under our July 1998 license agreement with ICCM, we paid $300,000 in minimum royalties for 2001 and are obligated to pay minimum annual royalties of $400,000 for years 2002 through 2005. The minimum royalty payments are being recorded as research and development expenses until such time as royalty revenues exceed minimum royalties. We are obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe Sensor System.

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

Interest expense for 2001 and 2000 includes interest of $709,080 and $1,400,000, respectively, due to beneficial conversion features relating to our convertible securities. Excluding these non-cash interest charges as described in Notes 5 and 7 of the financial statements, interest expense increased $2,239 to $76,547 from $74,308 in 2000. The increase is the result of advances from shareholders offset by capitalized leases that expired in 2000.

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

In March 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock. Circle F Ventures beneficially owns approximately 58% of our outstanding common stock, including shares of Series A preferred stock, which are convertible into common stock and warrants to purchase common stock, but, excluding any currently outstanding advances that may be converted into common stock in the future. Charles Snead, one of our directors is a consultant and attorney for Circle F Ventures, Hayden R. Fleming and their affiliates and related companies.

In August 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. Since March 6, 2002, Circle F Ventures has advanced $2,224,000 to us, of which all was advanced prior to December 31, 2002.

Our cash and cash equivalents were $243,752 and $664,569 at December 31, 2002 and December 31, 2001, respectively. The decrease in our cash balance is due to the operating losses described above offset by $2,224,000 in advances from our principal shareholder, Circle F Ventures, and advances from Nellcor of $220,310 for purchases of raw materials and components under our supply agreement with Nellcor. We incurred cash expenditures of $2,235,993 for operations and $182,895 for capital expenditures in 2002.

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

CERTAIN IMPORTANT FACTORS

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

..    Need for Additional Financing. Our current cash balances are insufficient to fund our operations. The report of the independent auditors on our 2002 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations and will need to raise additional funds or obtain technology development fees in order to continue operations. While we believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations, there can be no assurance that Circle F or its affiliate will do so. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

..    Successful Marketing of the CapnoProbe Sensor System. Nellcor is the
     exclusive worldwide distributor of our CapnoProbe product and will be the exclusive manufacturer of the CapnoProbe. We do not have control over the manufacturing and distribution actions of Nellcor. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. Although we expect to receive royalties from Nellcor, if Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under our license agreement with Nellcor, which would substantially harm our business and our operations.

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

ITEM 7.        FINANCIAL STATEMENTS.

Description                                                                                                     Page
-----------                                                                                                     ----
Independent Auditors' Report .....................................................................................18

Balance Sheet as of December 31, 2002.............................................................................19

Statements of Operations for the years ended December 31, 2002 and 2001...........................................20

Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002 and 2001.......................21

Statements of Cash Flows for the years ended December 31, 2002 and 2001...........................................22

Notes to the Financial Statements for the years ended December 31, 2002 and 2001..................................23

                         Report of Independent Auditors

The Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheet of Optical Sensors Incorporated as of December 31, 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 15 to the financial statements, the Company's recurring net losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2003

                          Optical Sensors Incorporated

                                  Balance Sheet

                                December 31, 2002

ASSETS
Current assets:
   Cash and cash equivalents                                   $       243,752
   Accounts receivable                                                 415,753
   Inventories                                                         259,706
   Prepaid expenses and other current assets                           122,373
                                                               ---------------
Total current assets                                                 1,041,584

Property and equipment:
   Leased equipment                                                  1,157,989
   Research and development equipment                                  916,053
   Leasehold improvements                                              340,802
   Furniture and equipment                                             206,425
   Production equipment                                                509,576
                                                               ---------------
                                                                     3,130,845
   Less accumulated depreciation                                    (2,842,964)
                                                               ---------------
                                                                       287,881
Other assets:
   Research and development supplies                                   610,650
   Patents, net of accumulated amortization of $314,745                665,206
   Other assets                                                          9,723
                                                               ---------------
                                                                     1,285,579
                                                               ---------------
Total assets                                                   $     2,615,044
                                                               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Advances from shareholders                                  $     2,224,000
   Customer deposits                                                   220,310
   Accounts payable                                                    212,942
   Employee compensation                                                98,140
   Other liabilities and accrued expenses                              104,299
   Accrued interest payable                                             54,849
                                                               ---------------
Total current liabilities                                            2,914,540

Shareholders' equity (deficit):
   Preferred stock, par value $0.01 per share
     Authorized shares - 5,000,000
     Issued and outstanding shares - 4,333,334                          43,333
   Common stock, par value $0.01 per share:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 3,190,047                          31,901
   Additional paid-in capital                                       76,367,608
   Accumulated deficit                                             (76,706,032)
   Unearned compensation                                               (36,306)
                                                               ---------------
Total shareholders' equity (deficit)                                  (299,496)
                                                               ---------------
Total liabilities and shareholders' equity (deficit)           $     2,615,044
                                                               ===============

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations

                                                                    YEAR ENDED DECEMBER 31
                                                                    2002               2001
                                                               ----------------------------------
Revenues
   Product development fees                                    $     1,055,914    $       687,500
   Sales                                                               518,882                  -
                                                               ----------------------------------
                                                                     1,574,796            687,500

Costs and expenses:
   Cost of goods sold                                                  422,034                  -
   Research and development                                          1,883,366          2,531,740
   Selling, general, and administrative                              1,151,715            884,452
                                                               ----------------------------------
Total operating expenses                                             3,457,115          3,416,192
                                                               ----------------------------------

Operating loss                                                      (1,882,319)        (2,728,692)

Interest expense                                                          (428)          (785,627)
Interest income                                                            960              1,016
Other income                                                            29,281            113,281
                                                               ----------------------------------
                                                                        29,813           (671,330)
                                                               ----------------------------------
Net loss                                                       $    (1,852,506)   $    (3,400,022)
                                                               ==================================

Net loss per common share:
   Basic and diluted                                           $         (0.67)   $         (2.24)

Shares used in calculation of net loss per share:
   Basic and diluted                                                 2,746,746          1,516,854

See accompanying notes.

                          Optical Sensors Incorporated

                   Statement of Shareholders' Equity (Deficit)

                          Year Ended December 31, 2002

                                                                    PREFERRED STOCK                     COMMON STOCK
                                                          ---------------------------------------------------------------------
                                                               SHARES           AMOUNT            SHARES             AMOUNT
                                                          ---------------------------------------------------------------------
Balance at December 31, 2000                                    4,333,334   $        43,333         1,496,973   $        14,970
Issuance of common stock upon exercise of options                       -                 -               407                 4
Beneficial conversion on convertible notes payable                      -                 -                 -                 -
Variable compensation on stock options                                  -                 -                 -                 -
Conversion of notes payable                                             -                 -           700,000             7,000
Net loss                                                                -                 -                 -                 -
                                                          ---------------------------------------------------------------------
Balance at December 31, 2001                                    4,333,334            43,333         2,197,380            21,974
Conversion of notes payable                                             -                 -           992,667             9,927
Variable compensation on stock options                                  -                 -                 -                 -
Fair value of options granted to consultant                             -                 -                 -                 -
Amortization of unearned compensation                                   -                 -                 -                 -
Net loss                                                                -                 -                 -                 -
                                                          ---------------------------------------------------------------------
Balance at December 31, 2002                                    4,333,334   $        43,333         3,190,047   $        31,901
                                                          =====================================================================

                                                            ADDITIONAL
                                                              PAID-IN          ACCUMULATED       UNEARNED
                                                              CAPITAL            DEFICIT       COMPENSATION          TOTAL
                                                          ---------------------------------------------------------------------
Balance at December 31, 2000                              $    72,387,497   $   (71,453,504)  $             -   $       992,296
Issuance of common stock upon exercise of options                   1,043                 -                 -             1,047
Beneficial conversion on convertible notes payable                709,080                 -                 -           709,080
Variable compensation on stock options                            104,207                 -                 -           104,207
Conversion of notes payable                                     1,393,000                 -                 -         1,400,000
Net loss                                                                -        (3,400,022)                -        (3,400,022)
                                                          ---------------------------------------------------------------------
Balance at December 31, 2001                                   74,594,827       (74,853,526)                -          (193,392)
Conversion of notes payable                                     1,479,073                 -                 -         1,489,000
Variable compensation on stock options                            254,981                 -                 -           254,981
Fair value of options granted to consultant                        38,727                 -           (38,727)                -
Amortization of unearned compensation                                   -                 -             2,421             2,421
Net loss                                                                -        (1,852,506)                -        (1,852,506)
                                                          ---------------------------------------------------------------------
Balance at December 31, 2002                              $    76,367,608   $   (76,706,032)  $       (36,306)  $      (299,496)
                                                          =====================================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                                     2002              2001
                                                               ----------------------------------
OPERATING ACTIVITIES
Net loss                                                       $    (1,852,506)   $    (3,400,022)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Noncash interest expense                                                -            709,080
     Noncash compensation on stock options                             254,981            104,207
     Depreciation and amortization                                     144,702            324,677
     Write-off of inventories                                                -            554,549
     Changes in operating assets and liabilities
      net of acquisitions:
         Receivables                                                  (342,972)           (32,390)
         Inventories                                                  (122,853)            15,906
         Prepaid expenses and other assets                            (145,965)          (123,187)
         Accounts payable and accrued expenses                         391,120             80,156
         Deferred income                                              (562,500)           562,500
                                                               ----------------------------------
Net cash used in operating activities                               (2,235,993)        (1,204,524)

INVESTING ACTIVITIES
Purchases of property and equipment                                   (182,895)            (9,827)
Acquisition of business                                               (225,929)                 -
                                                               ----------------------------------
Net cash used in investing activities                                 (408,824)            (9,827)

FINANCING ACTIVITIES
Advances from shareholder                                            2,224,000                  -
Proceeds from convertible notes payable                                      -          1,489,000
Net proceeds from issuance of common stock                                   -              1,047
Payments on obligations under capital leases                                 -           (104,109)
                                                               ----------------------------------
Net cash provided by financing activities                            2,224,000          1,385,938
                                                               ----------------------------------

(Decrease) increase in cash and cash equivalents                      (420,817)           171,587
Cash and cash equivalents at beginning of year                         664,569            492,982
                                                               ----------------------------------
Cash and cash equivalents at end of year                       $       243,751    $       664,569
                                                               ==================================

Supplemental disclosure of non-cash transactions: In 2002, the Company had $1,489,000 of notes payable converted into common stock. In 2001, the Company had $1,400,000 of notes payable converted into common stock. The Company also reclassified $688,835 from inventories to research and development supplies in 2001.

The Company paid $16,154 and $5,972 in interest in 2002 and 2001, respectively.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 2002

1.   BUSINESS ACTIVITY

Optical Sensors Incorporated (the Company) is a technology development and manufacturing company specializing in low-cost, minimally-to-non invasive tissue diagnostic systems. The Company's mission is to leverage its proprietary sensor technologies into innovative and low cost applications. The Company's core technology of optochemically based sensors and its optical platform and software systems can be incorporated into a variety of low-cost fluid, blood, and tissue contacting measurement systems. The Company's distribution partner for CapnoProbe, Nellcor Puritan Bennet, has recently introduced the CapnoProbe, a non-invasive sublingual tissue CO2 system for the early detection of shock. The Company recently acquired Vasamedics LLC, a laser Doppler flow technology company dedicated to the diagnosis of Peripheral Arterial Disease.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of commercial paper and municipal bonds. The market value of investments is based on quoted market prices and approximates cost.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories at December 31, 2002 included $36,255 of finished goods, $11,122 of work in process, and $212,329 of raw materials.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the asset. Equipment under capital leases is depreciated over the lease term.

                          Optical Sensors Incorporated

RESEARCH AND DEVELOPMENT SUPPLIES

In the fourth quarter of 2001, the Company wrote-off certain inventories of $554,549, net of reserves that was deemed to have no future use. The remaining inventory at that time was reclassified as research and development supplies since it has use in future research and development projects.

PATENTS

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Accumulated amortization was $314,745 at December 31, 2002.

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

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                          Optical Sensors Incorporated

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation.

                                                                         2002               2001
                                                                   ----------------------------------
    Net loss as reported                                           $    (1,852,506)   $    (3,400,022)
    Add: stock-based compensation cost included in the
     determination of net loss as reported                                 254,981            104,207
    Less: stock-based compensation that would have been included in the determination of net loss if the fair value method
     had been applied                                                     (202,692)          (212,877)
                                                                   ----------------------------------
    Pro forma net loss                                             $    (1,800,217)   $    (3,508,692)
                                                                   ==================================
    Net basic and diluted loss per share:
      As reported                                                  $         (0.67)   $         (2.24)
      Pro forma                                                    $         (0.66)   $         (2.31)

The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are as follows:

                                                                        2002               2001
                                                                   ----------------------------------
    Fair value of options granted                                  $          2.62    $          1.20

    Assumptions used:
      Expected life (years)                                                    6.0                6.0
      Risk-free rate of return                                                 3.3%               4.5%
      Volatility                                                                98%                70%
      Dividend yield                                                             0%                 0%

                          Optical Sensors Incorporated

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 (see above) and will implement disclosure requirements for condensed financial statements for interim periods after January 1, 2003. The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB Opinion No. 25.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

REVENUE RECOGNITION

Development fee revenues are recognized in accordance with the guidance provided in Staff Accounting Bulletin No. 101. The initial milestone payment of $750,000 received from Nellcor in September 2001 (see Note 4) was recognized over the developmental period and other payments are being recognized as the applicable milestone is achieved. The Company did receive additional milestone payments of $400,000 in November 2002 and $500,000 in December 2001 that were recognized as revenue upon receipt since the milestones had been achieved.

Revenue from sales is recorded upon delivery to the customer. Product shipments are supported by purchase orders received from customers. The sales prices are fixed and final and collectibility from the customer is reasonably assured.

                          Optical Sensors Incorporated

NET LOSS PER SHARE

The net loss per share has been computed in accordance with the provisions of the Financial Accounting Standards Board's Statement No. 128, Earnings Per Share. All potential common shares from stock options and convertible promissory notes have been excluded from the computation of diluted net loss per share for the applicable periods presented because the effect would have been anti-dilutive.

REVERSE STOCK SPLIT

In September 2002, the Company effected a one for six reverse stock split of its common stock. All shares and per share amounts have been adjusted to give effect to the reverse split.

3.   ACQUISITION OF VASAMEDICS LLC

In October 2002, the Company entered into an agreement with Vasamedics LLC whereby the Company purchased substantially all the assets and assumed certain specified balance sheet liabilities and contractual obligations of Vasamedics LLC. The total purchase price was $225,929 and consisted of paying off the debt and liabilities of Vasamedics. The purchase price was allocated primarily to accounts receivable, inventories, and fixed assets. Vasamedics was engaged in the business of medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The operating results of Vasamedics are included in the Company's financial statements from the date of acquisition.

4.   EXCLUSIVE LICENSE AGREEMENT

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. (Nellcor). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

                          Optical Sensors Incorporated

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. A payment of $750,000 was received in September 2001, a payment of $500,000 was received in December 2001, and a payment of $400,000 was received in November 2002. The final milestone payment of $350,000 was received in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year, or a certain quantity of units has been produced, while Nellcor establishes its own manufacturing operations.

5.   INVESTMENT AGREEMENT

In March 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock.

The Company recognized $1,400,000 of interest expense in 2000 upon receipt of the $1,400,000 for the convertible promissory notes with the offset credited to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized at the date of issuance as a result of the ability of the holder of the notes to convert immediately.

                          Optical Sensors Incorporated

6.   SECURITIES PURCHASE AGREEMENT

In August 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon the Company's request, up to 4,333,334 shares of the Company's Series A preferred stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $0.50 per share for a total of $500,000 in August 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $0.375 per share for a total of $500,000 in October 2000, and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $0.25 per share for a total of $500,000 in December 2000. Each share of the Series A preferred stock has a par value of $0.01, can be converted into one-sixth of a share of common stock, has voting rights on an as converted basis to common stock, and has no dividend rights.

The terms of the Securities Purchase Agreement also provided for changing the exercise price of all options held by current employees and current directors based on the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price was reduced to $2.08 per share. This repricing provision has resulted in the options being subject to variable accounting (see Note 12).

7.   BRIDGE LOAN AGREEMENTS

In March and April 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000 in the form of a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of common stock at $1.50 per share.

In May 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures and its affiliates, in their discretion, agreed to advance the Company up to $1,500,000 to fund Company operations. In October 2001, the Bridge Loan Agreement was mutually terminated, with Circle F Ventures and its affiliates having advanced $1,154,000 to the Company. The advances were evidenced by a convertible promissory note, and the note was payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advance under the Bridge Loan Agreement were convertible, at the option of

                          Optical Sensors Incorporated

Circle F Ventures, into shares of common stock at $1.50 per share anytime after July 26, 2001. The Company recognized $709,080 of interest expense in 2001 relating to the Bridge Loan Agreements with the offset credited to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized in 2001 as a result of the ability of the holder of the notes to convert anytime after the applicable dates noted above.

During 2002, the convertible notes totaling $1,489,000 described above were converted into 992,667 shares of the Company's common stock.

8.   ADVANCES FROM SHAREHOLDER

The Company has been dependent upon advances from Circle F Ventures for continued funding of its operations. As of December 31, 2002, the advances received by the Company totaled $2,224,000. These advances bear no interest and contain no conversion features.

9.   COMMON STOCK

At December 31, 2002, the Company has 875,493 shares of common stock reserved for future issuance, including 698,509 for outstanding options and shares available for grant, and 176,984 for outstanding warrants.

SHAREHOLDER RIGHTS PLAN

The Company's Board of Directors has adopted a Shareholder Rights Plan that provides for six preferred share purchase rights (the Right) for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase 1/1000 of a share of series A junior preferred stock for $90. The Rights become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group (other than Circle F Ventures and its affiliates) acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions, each Right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right.

                          Optical Sensors Incorporated

The Rights expire in December 2006 and may be redeemed by the Company for $0.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person or group (other than Circle F Ventures and its affiliates) has acquired 15% or more of the Company's outstanding common stock, subject to certain exceptions. The foregoing triggering percentage is 24% for Special Situations Fund III, L.P. and its affiliates. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

In connection with the adoption of the Shareholder Rights Plan, the Company authorized 250,000 shares of series A junior preferred stock (the Preferred Stock). Subject to the rights of holders of any Senior Securities, if any, holders of the Preferred Stock are entitled to quarterly dividends when, as, and if declared by the Board of Directors, in the amount of 1,000 times the aggregate per share amount of dividends paid to common stock shareholders. Each preferred stock share is entitled to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. The Preferred Stock has liquidation preference over the Company's common stock. The liquidation rate on the Preferred Stock is the greater of (a) $1,000 per share plus accrued dividends, whether or not earned or declared, or (b) an amount equal to 1,000 times the amount distributed to the common stock shareholders.

10.  LEASES

OPERATING LEASES

The Company leases its office and research and development facility under an operating lease that runs through March 31, 2005. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $121,000 and $244,000 for the years ended December 31, 2002 and 2001, respectively.

                          Optical Sensors Incorporated

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2002 are as follows:

   Year ending December 31:
     2003                                                        $      107,574
     2004                                                               107,574
     2005                                                                26,894
                                                                 --------------
                                                                 $      242,042
                                                                 ==============

In connection with the operating lease agreements, the Company issued warrants to the leasing company to purchase 2,037 shares of common stock at $54.00 per share and 1,984 shares of common stock at $18.90 per share. The 2,037 shares of common stock at $54.00 expired in 2002 and the remaining 1,984 warrants expire in 2005.

CAPITAL LEASES

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company was allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 2002 were $1,157,989. The remaining balance owed under the lease agreement was paid in 2001.

11.  INCOME TAXES

At December 31, 2002, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $71,925,000 plus research and development tax credit carryforwards of approximately $1,740,000. These carryforwards are available to offset future taxable income through 2022.

As a result of the sales of preferred stock and additional shares of common stock, the Company has experienced a change in ownership under the net operating loss limitation rules. The use of losses, incurred through the change in ownership date, to offset future taxable income will be limited during the carryforward period. The credits will also be subject to limitations under these same rules.

                          Optical Sensors Incorporated

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                      2002
                                                                 --------------
   Deferred tax assets:
     Net operating loss carryforwards                            $   26,612,000
     Tax credit carryforwards                                         1,740,000
     Book over tax depreciation                                         108,000
     Other                                                               81,000
                                                                 --------------
   Total deferred tax assets                                         28,541,000
   Valuation allowance                                              (28,541,000)
                                                                 --------------
                                                                 $            -
                                                                 ==============

12.  STOCK OPTIONS

The Company has two stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees, and consultants of the Company. Option activity is summarized as follows:

                                                                  OPTIONS          WEIGHTED
                                                  SHARES        OUTSTANDING         AVERAGE
                                                 AVAILABLE      ------------    EXERCISE PRICE
                                                 FOR GRANT      TOTAL SHARES       PER SHARE
                                                ----------------------------------------------
   Balance at December 31, 2000                       15,581         300,001    $         4.02
   Additional shares reserved                        383,333               -                 -
   Granted                                          (395,828)        395,828              2.25
   Canceled                                           20,345         (20,344)             2.10
   Exercised                                               -            (407)             2.52
                                                ----------------------------
   Balance at December 31, 2001                       23,431         675,078              3.06
   Additional shares reserved                        170,000               -                 -
   Granted                                          (136,000)        136,000              3.32
   Canceled                                              421            (421)            42.53
                                                ----------------------------
   Balance at December 31, 2002                       57,852         810,657    $         3.07
                                                ============================

                          Optical Sensors Incorporated

The weighted average fair value of options granted was $2.62 and $1.20 for the years ended December 31, 2002 and 2001, respectively.

In accordance with the terms of the Securities Purchase Agreement (see Note 6), all options held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price has been reduced to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $254,981 and $104,207 of compensation expense for the years ended December 31, 2002 and December 31, 2001, respectively.

The exercise price of options outstanding at December 31, 2002 ranged from $2.08 to $54.00 per share, as summarized in the following table:

                                 OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
                       ---------------------------------------                        ---------------------------------------
                                                 WEIGHTED             WEIGHTED                                  WEIGHTED
                                                 AVERAGE              AVERAGE                                    AVERAGE
   RANGE OF                                   EXERCISE PRICE         REMAINING                               EXERCISE PRICE
EXERCISE PRICE               NUMBER             PER SHARE         CONTRACTUAL LIFE         NUMBER               PER SHARE
-----------------------------------------------------------------------------------------------------------------------------
$               2.08              231,023   $             2.08            7.9 years              174,391   $             2.08
                2.25              395,833                 2.25            8.5 years               69,509                 2.25
                3.32              136,000                 3.32            9.8 years                    -                 3.37
                5.40                1,018                 5.40            2.5 years                  296                 5.40
                7.50                2,499                 7.50            6.2 years                2,499                 7.50
               10.13               33,380                10.13            5.8 years                  167                10.13
               16.20                6,480                16.20            2.6 years                6,480                16.20
               27.00                1,333                27.00            4.3 years                1,333                27.00
               54.00                3,091                54.00            0.9 years                3,091                54.00
                       ------------------                                             ------------------
                                  810,657   $             3.07            8.3 years              257,766   $             3.29
                       ==================                                             ==================

The number of options exercisable at December 31, 2002 and 2001 was 257,766 and 141,145, respectively, at a weighted average exercise price per share of $3.29 and $4.38, respectively.

                          Optical Sensors Incorporated

The Company granted 106,800 options to a former owner of Vasamedics (see Note
3). The options were not deemed to be additional purchase price and were commensurate with his level of responsibility. A portion of the options, 46,800, vest over four years and the remaining 60,000 vest over three years depending on the net sales of the Vasamedics products each year. The performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.

The Company also granted 26,700 options to another former owner of Vasamedics who became a consultant to the Company. A portion of the options, 11,700, vest over four years and the remaining 15,000 vest over three years depending on the net sales of the Vasamedics products each year. The fair value of the 11,700 options granted to the consultant was recorded as unearned compensation and is being amortized over the vesting period. The performance-based options are subject to variable accounting and will be recognized when, and, if, the criteria are met for vesting.

13.  TECHNOLOGY AGREEMENTS

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM) which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $300,000 through 2001 and is obligated to pay ICCM minimum annual royalties of $400,000 from 2002 through 2005 in order to maintain exclusivity. The Company may elect, on one year's written notice, not to make the annual minimum payment but ICCM would then have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company is also obligated to meet certain product development milestones under the license agreement. The royalty payments are included in research and development expenses.

                          Optical Sensors Incorporated

14.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which will not violate provisions of the plan or cause the plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the plan in 2002 or 2001.

15.  GOING CONCERN

Recurring losses, including $1,852,506 for 2002, have resulted in an accumulated deficit of $76,706,032. The Company's ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. Although the Company is currently in negotiations that may raise funds that will satisfy its cash requirements for at least the next 12 months, there can be no assurance that the Company will be successful.

16.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 2002 and 2001 is as follows:

                                                                                 QUARTER
                                                     FIRST              SECOND             THIRD             FOURTH
                                                ------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
Revenues                                        $       284,750    $       296,510    $        18,651    $       974,885
Gross profit                                            284,750            296,510             18,651            552,851
Net loss                                               (713,771)          (239,366)          (678,757)          (220,612)
Net loss per share                              $         (0.32)   $         (0.10)   $         (0.21)   $         (0.07)

YEAR ENDED DECEMBER 31, 2001
Revenues                                        $             -    $             -    $             -    $       687,500
Gross profit                                                  -                  -                  -            687,500
Net loss/(1)/                                          (721,093)          (820,249)        (1,077,312)          (781,368)
Net loss per share                              $         (0.48)   $         (0.54)   $         (0.72)   $         (0.48)

/(1)/ The fourth quarter of 2001 net loss includes write-off of inventories of $554,549, net of reserves.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       (a)     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors, their ages and the offices held, as of March 15, 2003, are as follows:

         NAME                 AGE                          TITLE
-------------------------     ---     ------------------------------------------------------
Paulita M. LaPlante            45     President, Chief Executive Officer and Director

Wesley G. Peterson             55     Chief Financial Officer, Vice President of Finance and
                                      Administration and Secretary

Victor Kimball                 39     Vice President, Strategic Planning and Product
                                      Development

Richard B. Egen (1)            64     Director

Charles D. Snead, Jr. (1)      70     Director

----------

       (1)   Member of the Audit Committee

Paulita M. LaPlante has been the President and a Director of Optical Sensors since September 1998 and Chief Executive Officer of Optical Sensors since December 1998. From June 1994 to September 1998, Ms. LaPlante served as Optical Sensors' Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as Optical Sensors' interim Vice President of Research and Development from January 1994 to September 1994. Ms. LaPlante served on the board of VidaMed, Inc. from November 1999 to August 2002.

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

       (b)     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish Optical Sensors with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2002, none of our directors or officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and those executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2002.

                                              SUMMARY COMPENSATION TABLE
                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                               ANNUAL                 ---------------
                                                                            COMPENSATION                SECURITIES
                                                                  ---------------------------------     UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR           SALARY($)         BONUS($)        OPTIONS(#)(1)
------------------------------------------      ---------------   ---------------   ---------------   ---------------
Paulita M. LaPlante                                        2002   $       180,000   $             0                 0
President and                                              2001           180,000                 0           121,885
Chief Executive Officer                                    2000           180,000                 0            63,665(2)

Victor Kimball                                             2002   $       133,000   $             0                 0
Vice President, Strategic Planning and                     2001           127,200                 0            48,754
Product Development                                        2000           123,599                 0            28,526(3)

Wesley G. Peterson                                         2002   $       110,000   $             0                 0
Chief Financial Officer, Vice President of                 2001           110,000                 0            48,754
Finance and Administration and Secretary                   2000           110,000                 0            28,026(4)

----------

(1) On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We submitted the reverse stock split to our shareholders for approval at a special meeting of shareholders on August 19, 2002. The reverse split became effective September 13, 2002. All per share numbers in the following table have been adjusted to reflect the reverse split.

(2) Of these options, an aggregate of 7,103 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 62,962 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(3) Of these options, an aggregate of 16,489 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 12,037 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

(4) Of these options, an aggregate of 12,704 shares represented options originally granted on August 11, 2000 that were repriced on August 18, 2000. The remaining 15,322 shares represented options originally granted prior to 2000 that were repriced on August 18, 2000.

OPTION GRANTS AND EXERCISES

Our executive officers named above did not receive or exercise any option grants during the year ended December 31, 2002.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes the potential realizable value of the options held by our executive officers named above at December 31, 2002. Our executive officers did not exercise any options during the year ended December 31, 2002.

                              NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                             UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                         OPTIONS AT DECEMBER 31, 2002             AT DECEMBER 31, 2002(1)
                      ----------------------------------    ----------------------------------
NAME                    EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------------   ---------------    ---------------    ---------------    ---------------
Paulita M. LaPlante            87,901            104,051    $       165,340    $       182,704
Victor Kimball                 28,335             48,445             53,010             86,206
Wesley G. Peterson             30,229             46,552             56,653             82,556

----------

(1) Value based on the difference between the fair market value of the common stock on December 30, 2002 of $4.00 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

DIRECTOR COMPENSATION

Our directors receive no cash compensation for their services as members of the Board of Directors, although their out-of-pocket expenses incurred on our behalf are reimbursed. We do, however, periodically compensate our directors through the granting of stock options.

On April 15, 1999, each director who was not an employee was granted an option to purchase 3,333 shares of common stock at an exercise price of $7.50 per share, the fair market value of our common stock on that date. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option on each of the first four anniversary dates of the grant, and expire on April 14, 2009.

On July 26, 2001, we granted Richard Egen and Charles Snead each an option to purchase 11,434 shares of common stock at an exercise price of $2.25 per share. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option, on each of the first four anniversary dates of the grant, and expire July 25, 2011. Additionally, we made two separate milestone grants. Under the first milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under our option plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. The vesting timeframe for these options was, in part, contingent upon our executing an agreement with a major medical company for the distribution of our CapnoProbe product. This milestone was satisfied on September 28, 2001 when we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. As a result, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011. Under the second milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under the plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. These options become exercisable, on a cumulative basis, with respect to (a) 25% of the shares covered by such option on July 26, 2002 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, whichever is later; (b) 25% of the shares covered by such option on July 26, 2003 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, whichever is later;
(c) 25% of the shares covered by such option on July 26, 2004 or upon completion by Optical Sensors of an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, whichever is later; and (d) all remaining shares covered by such option, to the extent not previously vested, on July 26, 2005, whether or not Optical Sensors has completed an equity financing resulting in gross proceeds to Optical Sensors of at least $2 million, and expire July 25, 2011.

We did not make any option grants to non-employee directors during the fiscal year ended December 31, 2002.

CHANGE IN CONTROL ARRANGEMENTS

In August 1999, our Board of Directors approved three new severance pay plans for our employees, including a severance pay plan for our executive officers. All of our executive officers are covered by the severance pay plan. The severance pay plan, as amended, provides for the payment of certain benefits to our executives who experience a "Qualifying Termination of Employment."

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

               .    Certain adverse changes to specified employee benefit plans;

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

If an executive has a "Qualifying Termination of Employment," he or she will continue to receive his or her regular pay and continue to participate in all employee benefit plans until the date of termination specified in the notice of termination. In addition, the executive will receive the following:

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

Under our 1993 amended and restated stock option plan, upon the occurrence of a "change in control," all outstanding options granted under the plan will become and remain exercisable in full during their remaining terms regardless of whether the plan participants remain our employees. The acceleration of the exercisability of options under the plan may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments." In addition, the compensation committee of our Board of Directors, with the consent of any affected participant, may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us with respect to the beneficial ownership of each class of our capital stock as of March 25, 2003 for
(1) each person known by us to beneficially own more than 5% of any class of our voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Executive Compensation," (3) each of our directors and (4) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

                                                   SHARES OF SERIES A CONVERTIBLE
                                                        PREFERRED STOCK(1)                     SHARES OF COMMON STOCK(1)
NAME                                                AMOUNT         PERCENT OF CLASS        AMOUNT        PERCENT OF CLASS (2)
---------------------------------------------   ---------------    ----------------   ----------------   --------------------
Circle F  Ventures,  LLC and Hayden
 R. Fleming (3)..............................         4,333,334               100.0%         2,336,780                  58.00%

Special Situations Funds (4).................                 0                 0.0%           265,666                   8.18%

Richard B. Egen (5)..........................                 0                 0.0%            15,997                       *

Paulita M. LaPlante (6)......................                 0                 0.0%            88,248                   2.69%

Victor Kimball (7)...........................                 0                 0.0%            29,461                       *

Wesley G. Peterson (8).......................                 0                 0.0%            33,524                   1.04%

Charles D. Snead, Jr. (9)....................                 0                 0.0%            13,180                       *

All directors and executive officers as a group
 (five persons)(10)..........................                 0                 0.0%           180,410                   5.36%

----------
*       Less than 1% of the outstanding shares.

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options but are not deemed outstanding for computing the percentage of any other person or group. The Series A convertible preferred is convertible into one-sixth share of common stock for each share of Series A convertible preferred within 60 days and is therefore counted in the shares of common stock beneficially owned as well as in its own column.

(2) Based on 3,190,047 shares of common stock outstanding as of March 25, 2003.

(3) Based on Schedule 13D/A filed February 8, 2002. Includes 23,412 shares held by an individual retirement account for the benefit of Mr. Fleming's spouse, 3,333 shares held by an individual retirement account for the benefit of Mr. Fleming and 245,147 shares are owned by a trust for the benefit of Mr. Fleming and his wife. Of the shares owned by the trust, 33,333 shares are issuable upon the exercise of a warrant. Also includes 83,333 shares are issuable upon the exercise of a warrant and 722,222 shares issuable upon the conversion of 4,333,334 shares of Series A convertible preferred stock held by Circle F. Mr. Fleming is the managing member of Circle F. The address of Circle F and Mr. Fleming is 17797 North Perimeter Drive, Scottsdale, Arizona 85255. See "Certain Relationships and Related Transactions."

(4) Based on a Schedule 13G/A filed February 12, 2002 and information provided by Special Situations Fund III, L.P. Includes warrant to purchase 58,333 shares of common stock. MGP Advisors Limited Partnership ("MGP") is the general partner and investment advisor of Special Situations Fund III, L.P., a limited partnership ("SSF III"), and AWM Investment Company, Inc. ("AWM") is the general partner of MGP and the general partner and investment advisor of the Cayman Fund. Austin W. Marxe and David Greenhouse are officers, directors and members of AWM and MGP, respectively, and may be deemed to be the beneficial owner of the shares held by SSF III and Cayman Fund. SSF III, MGP, Cayman Fund and AWM have sole voting and investment power with respect to the shares beneficially owned by such fund and advisor. Messrs. Marxe and Greenhouse have shared voting and investment power with respect to the shares beneficially owned by each of them. The address of SSF III, MGP, AWM and Messrs. Marxe and Greenhouse is 153 East 53 Street, New York, New York 10022. The address of Cayman Fund is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Bank Building, P.O. Box 694, Grand Cayman, Cayman Islands, British West Indies. See "Certain Relationships and Related Transactions."

(5) Includes 15,997 shares issuable upon exercise of outstanding stock options held by Mr. Egen.

(6) Includes 87,901 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.

(7) Includes 28,335 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.

(8) Includes 30,229 shares issuable upon exercise of outstanding stock options held by Mr. Peterson, half of which are subject to a marital lien.

(9) Includes 12,947 shares issuable upon exercise of outstanding stock options held by Mr. Snead.

(10) Includes shares beneficially owned by affiliates of our officers and directors, but does not include any shares beneficially owned by Circle F Ventures, LLC or Hayden R. Fleming. Also includes 175,409 shares issuable upon exercise of outstanding stock options held by officers and directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes outstanding options under our 1989 Omnibus Stock Option Plan, as amended, and our Amended and Restated 1993 Stock Option Plan as of December 31, 2002. Options granted in the future under the plan are within the discretion of the Company's Compensation Committee and therefore cannot be ascertained at this time.

                                                                                                     (c)
                                                                                            NUMBER OF SECURITIES
                                              (a)                        (b)               REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                    ISSUED UPON EXERCISE OF       EXERCISE PRICE OF          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
         PLAN CATEGORY                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
-----------------------------     --------------------------    --------------------    ----------------------------
Equity compensation plans
 approved by security holders                        810,657    $               3.07                          57,852

Equity compensation plans not
 approved by security holders                              0                     N/A                               0
                                  --------------------------    --------------------    ----------------------------
                        Total                        810,657    $               3.07                          57,852

Our only equity compensation plans are the 1989 Omnibus Stock Option Plan, as amended, and the Amended and Restated 1993 Stock Plan. We do not have any other equity compensation plans.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share, for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 466,666 shares of common stock and warrants to purchase 116,666 shares of common stock.

On August 10, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock, or a total of 722,222 shares of common stock. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average price at which Circle F Ventures purchased Series A convertible preferred stock. Such reduction resulted in the option plan being subject to variable accounting rules.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. Since March 6, 2002, Circle F Ventures has advanced $2,224,000 to us, all which was advanced prior to December 31, 2002.

Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS

               The exhibits to this report are listed in the Exhibit Index on pages 51 to 56 below. A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder of Optical Sensors, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to:
               Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn:
               Stockholder Information.

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

               C. Form of Non-Statutory Stock Option Agreement for Nonemployees
                  pursuant to 1993 Stock Option Plan.

               D. Form of Non-Statutory Stock Option Agreement for Nonemployee
                  Directors pursuant to 1993 Stock Option Plan.

               E. Form of Incentive Stock Option Agreement for Employees
                  pursuant to 1993 Stock Option Plan.

               F. Executive Severance Pay Plan, as amended.

        (b)    REPORTS ON FORM 8-K

               None.

ITEM 14.       CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report on Form 10-KSB, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                       OPTICAL SENSORS INCORPORATED

Dated:  March 25, 2003                 By: /s/ Paulita M. LaPlante
                                           -------------------------------------
                                           Paulita M. LaPlante
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 2003 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                             TITLE
------------------------------   -----------------------------------------------

/s/ Paulita M. LaPlante          President, Chief Executive Officer and Director
------------------------------   (principal executive officer)
Paulita M. LaPlante


/s/ Wesley G. Peterson           Chief Financial Officer, Vice President of
------------------------------   Finance and Administration and Secretary
Wesley G. Peterson               (principal financial and  accounting officer)


/s/ Richard B. Egen              Director
------------------------------
Richard B. Egen

/s/ Charles D. Snead, Jr.        Director
------------------------------
Charles D. Snead, Jr.

                                 CERTIFICATIONS

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

          I, Paulita M. LaPlante, certify that:

          1. I have reviewed this annual report on Form 10-KSB of Optical Sensors Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

                                            By: /s/ Paulita M. LaPlante
                                               ------------------------------
                                            Title: President and Chief
                                                   Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Wesley G. Peterson, certify that:

          1. I have reviewed this annual report on Form 10-KSB of Optical Sensors Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

                                            By: /s/ Wesley G. Peterson
                                                ------------------------------
                                            Title: Chief Financial Officer,
                                                    Vice President of Finance
                                                    and Administration and
                                                    Secretary

                          OPTICAL SENSORS INCORPORATED
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item No.                         Item                                              Method of Filing
--------     -------------------------------------------------     --------------------------------------------------
3.1          Restated Certificate of Incorporation of the          Incorporated by reference to Exhibit   3.3
             Company.                                              contained in the Company's Registration Statement
                                                                   on Form S-1 (File No. 33-99904).

3.2          Amendment to Restated Certificate of                  Incorporated by reference to Exhibit   3(i)
             Incorporation of the Company                          contained in the Company's Registration Statement
                                                                   on Form 8-A12G/A dated September 16, 2002 (File
                                                                   No. 0-27600).

3.4          Certificate of Designation, Preferences and           Incorporated by reference to Exhibit   3.2
             Rights of Series A Junior Preferred Stock.            contained in the  Company's  Annual Report on Form
                                                                   10-K for the year ended  December  31,  1998 (File
                                                                   No. 0-27600).

3.5          Certificate of Designation of Rights and              Incorporated by reference to Exhibit 4.1
             Preferences of Series A Preferred Stock.              contained in the Company's Quarterly Report on
                                                                   Form 10-Q for the quarter ended June 30, 2000
                                                                   (File No. 0-27600).

3.6          Bylaws of the Company, as amended.                    Incorporated by reference to Exhibit 3.3
                                                                   contained in the Company's Annual Report on Form
                                                                   10-K for the year ended December 31, 1998 (File
                                                                   No. 0-27600).

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


4.8          Amendment No. 4 to Rights Agreement, dated as of      Incorporated by reference to Exhibit 4.5
             September 13, 2002, between the Company  and          contained in the Company's Registration Statement
             Wells Fargo Bank Minnesota N.A., the successor        on Form  8-A12G/A dated September 16, 2002 (File
             of Norwest Bank Minnesota, N.A.                       No. 0-27600).

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

10.33        Fifth Amendment to Lease Agreement dated March        Incorporated   by  reference   to  Exhibit   10.33
             28, 2001 between First Industrial L.P. and the        contained in the  Company's  Annual Report on Form
             Company                                               10-KSB for the year ended  December 31, 2001 (File
                                                                   No. 0-27600).

10.34        Sixth Amendment to Lease Agreement effective          Incorporated by reference to Exhibit 10.34
             January 7, 2002 between First Industrial L.P.         contained in the Company's Annual Report on Form
             and the Company                                       10-KSB for the year ended December 31, 2001 (File
                                                                   No. 0-27600).

23.1         Consent of Independent Auditors                       Filed herewith.

99.1         Certification of Chief Executive Officer and          Filed herewith.
             Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

_________________

(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.