Form 10QSB
period 2003-03-31
OPTICAL SENSORS INC
filed 2003-05-15
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 12, 2003, the Issuer had 3,190,047 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    [  ] Yes   [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.    Financial Information

           Item 1.    Financial Statements (Unaudited)

              Balance Sheets - March 31, 2003 and December 31, 2002

              Statements of Operations - Quarters ended March 31, 2003 and March 31, 2002

              Statements of Cash Flows - Quarters ended March 31, 2003 and March 31, 2002

              Notes to Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 3.    Controls and Procedures

Part II. Other Information

           Item 6.    Exhibits and Reports on Form 8-K

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

                          Optical Sensors Incorporated
                                 Balance Sheets

                                                               March 31,      December 31,
                                                                 2003             2002
                                                         -------------------------------------
                                                             (Unaudited)         (Note)
Assets
Current assets:
   Cash and cash equivalents                             $       15,241     $     243,752
   Accounts receivable                                          277,951           415,753
   Inventories                                                  276,777           259,706
   Prepaid expenses and other current assets                    134,180           122,373
                                                         --------------------------------
Total current assets                                            704,149         1,041,584
                                                         --------------------------------

Property and equipment:
   Leased equipment                                           1,157,989         1,157,989
   Research and development equipment                           928,065           916,053
   Leasehold improvements                                       340,802           340,802
   Furniture and equipment                                      208,876           206,425
   Production equipment                                         509,576           509,576
                                                         --------------------------------
                                                              3,145,308         3,130,845
   Less accumulated depreciation                             (2,856,980)       (2,842,964)
                                                         --------------------------------
                                                                288,328           287,881
Other assets:
   Research and development supplies                            610,312           610,650
   Patents                                                      669,514           665,206
   Other assets                                                   9,723             9,723
                                                         --------------------------------
                                                              1,289,549         1,285,579
                                                         --------------------------------
Total assets                                             $    2,282,026     $   2,615,044
                                                         ================================

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Advances from shareholder                             $    2,224,000     $   2,224,000
   Customer deposit                                             184,072           220,310
   Accounts payable                                              71,578           212,942
   Employee compensation                                        135,843            98,140
   Other liabilities and accrued expenses                       104,276           104,299
   Accrued interest payable                                      54,849            54,849
                                                         --------------------------------
Total current liabilities                                     2,774,618         2,914,540

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
   per share:
     Authorized shares--5,000,000
     Issued and outstanding shares - 4,333,334                   43,333            43,333
Common stock, par value $.01 per share:
   Authorized shares--30,000,000
   Issued and outstanding shares - 3,190,047                     31,901            31,901
Additional paid-in capital                                   76,187,384        76,367,608
Accumulated deficit                                         (76,721,325)      (76,706,032)
 Unearned compensation                                          (33,885)          (36,306)
                                                         --------------------------------
Total shareholders' equity (deficit)                           (492,592)         (299,496)
                                                         --------------------------------
Total liabilities and shareholders' equity (deficit)     $    2,282,026     $   2,615,044
                                                         ================================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                   March 31,          March 31,

                                                      2003               2002
                                                  ------------------------------
Revenues
  Product development fees                        $   392,383     $     284,750
  Sales                                               496,688                 -
                                                  -----------------------------
                                                      889,071           284,750

Costs and expenses:
   Cost of goods sold                                 494,748                 -
   Research and development                           285,348           535,113
   Selling, general and administrative                126,979           475,666

                                                  -----------------------------
Operating loss                                        (18,004)         (726,029)

Interest expense                                            -                 -
Interest income                                            88               819
Other income                                            2,623            11,439
                                                  -----------------------------
                                                        2,711            12,258
                                                  -----------------------------

Net loss                                          $   (15,293)    $    (713,771)
                                                  =============================

Net loss per common share:
Basic and diluted                                 $      (.00)    $        (.32)
                                                  =============================

Weighted average shares outstanding:
Basic and diluted                                   3,190,047         2,197,484
                                                  =============================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                                          Three Months Ended
                                                                     March 31,         March 31,
                                                                        2003              2002
                                                                 ---------------------------------
Operating activities
Net loss                                                         $   (15,293)        $    (713,771)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non-cash compensation (credit) expense                         (180,224)              238,955
     Depreciation and amortization                                    23,346                34,043
     Changes in operating assets and liabilities:
       Receivables                                                   137,802               (52,823)
       Inventories                                                   (17,071)                    -
       Prepaid expenses and other assets                             (22,687)              (72,362)
       Accounts payable and accrued expenses                        (139,922)               51,847
       Deferred revenue                                                    -              (281,250)
                                                                 ---------------------------------
Net cash used in operating activities                               (214,049)             (795,361)

Investing activities
Purchases of property and equipment                                  (14,462)              (33,491)
                                                                 ---------------------------------
Net cash used in investing activities                                (14,462)              (33,491)

Financing activities
Advances from shareholder                                                  -               200,000
                                                                 ---------------------------------
Net cash provided by financing activities                                  -               200,000
                                                                 ---------------------------------

(Decrease) in cash and cash equivalents                             (228,511)             (628,852)
Cash and cash equivalents at beginning of period                     243,752               664,569
                                                                 ---------------------------------
Cash and cash equivalents at end of period                       $    15,241         $      35,717
                                                                 =================================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2003

Note A - Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2002.

Stock-Based Compensation:

The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three months ended March 31:

                                                                                     2003             2002
                                                                                --------------------------------
     Net loss as reported                                                       $ (15,293)         $(713,711)
     Add: stock-based compensation (credit) cost included in the
       determination of net loss as reported                                     (180,224)           238,955
     Less: stock-based compensation that would have been included in the
       determination of net loss if the fair value method had been applied        (94,107)           (45,106)
                                                                                ----------------------------
     Pro forma net loss                                                         $(289,624)         $(519,862)
                                                                                ============================

     Net basic and diluted loss per share:
       As reported                                                              $    0.00          $   (0.32)
       Pro forma                                                                $   (0.09)         $   (0.24)

Net Loss Per Share:

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended March 31, 2003 and 2002, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. All stock and stock related amounts have been adjusted to reflect a one-for-six reverse split of the Company's common stock, which occurred on September 13, 2002.

Note B - Acquisition of Vasamedics LLC

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

Note C - Inventories

Inventories consisted of the following:

                               March 31, 2003     December 31, 2002
                               --------------     -----------------
     Finished goods               $ 16,053             $ 36,253
     Work in process                13,553               11,122
     Raw materials                 247,171              212,329
                                  --------             --------
                                  $276,777             $259,706
                                  ========             ========

Note D - Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor Puritan Bennett, Inc. ("Nellcor"). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. Nellcor made milestone payments of $750,000 in September 2001, $500,000 in December 2001, $400,000 in November 2002, and $350,000 in February
2003, for a total of $2,000,000. The milestone payments were recognized as revenue when received except for the initial payment of $750,000 that was amortized over the development period through the first half of 2002. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year, or until a certain quantity of units has been produced, while Nellcor establishes its own manufacturing operations.

Note E - Investment Agreement

In March 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F Ventures and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock

Note F - Variable Accounting Rules and Compensation Expense

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

                                                      2003            2002
                                                      ----            ----

                 First Quarter                     $(180,224)      $ 238,955

                 Second Quarter                        n/a           (82,857)

                 Third Quarter                         n/a           (38,865)

                 Fourth Quarter                        n/a           137,748
                                                   ---------       ---------
                    Total Year To Date             $(180,224)      $ 254,981
                                                   =========       =========

Note G - Bridge Loan Agreements and Advances from Shareholder

Between March 8, 2001 and October 4, 2001, the Company entered into a series of Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures and its affiliates advanced $1,489,000 to the Company to fund its operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. From March 6, 2002 to May 15, 2003, Circle F Ventures has advanced $2,524,000 to the Company, $2,224,000 of which was advanced in 2002 and $300,000 of which was advanced subsequent to the first quarter of 2003. These advances are unsecured, bear no interest and contain no conversion features.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe(TM), which is a handheld device with a CO(2) probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO(2) of the mucous membrane in the mouth - a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

In December 2000, we received 510(k) clearance from the FDA to market the CapnoProbe, configured with a disposable sensor and a bench top instrument. In April 2001, we received 510(k) clearance from the FDA to market a hand-held, battery-operated version of the bench top instrument.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. At the same time, we also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year from commercial launch, or until a certain quantity has been produced, while Nellcor establishes its own manufacturing operations. The terms of the supply agreement with Nellcor provide that Nellcor will advance funds to us for the purchase of substantially all the materials and components required to manufacture the CapnoProbe system. These advances are to be repaid to Nellcor via pro-rated credits against subsequent billings from us to Nellcor. The intent of this arrangement is that we will not utilize our own operating capital for materials and components.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $226,000 and consisted of paying off the debt and liabilities of Vasamedics. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with our proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.

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

Research and Development Supplies

At March 31, 2003, research and development supplies with a carrying value of approximately $610,312 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value at March 31, 2003 of $610,312.

Patents and Impairment Review

At March 31, 2003, we reported patents on our balance sheet, net of amortization, of $669,514. Accumulated amortization was $321,654 at March 31, 2003. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at March 31, 2003 of $669,514.

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

Results of Operations

Development revenues earned in the first quarter of 2003 were $392,383 as compared to development revenues earned in the first quarter of 2002 of $284,750. We earned $350,000 of these fees in the first quarter of 2003 and $281,250 in the first quarter of 2002 under our license agreement with Nellcor. We have received all of the $2,000,000 in development fees, contemplated from Nellcor under our license agreement.

We expect to begin earning royalty revenues from Nellcor in the second or third quarter of 2003. While Nellcor has begun the initial phase of commercial release of the CapnoProbe product, distribution to date has consisted of limited, "no-charge" placement of product with clinicians for market evaluation purposes. Once Nellcor commences "for cash" commercial sales of the CapnoProbe product, we expect to earn a customary royalty. This royalty will be a varying percentage of Nellcor's CapnoProbe sales, less a portion to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor.

Net sales in the first quarter of 2003 were $496,688. These sales consisted of $381,340 of CapnoProbe product sold to Nellcor for its initial product launch and $94,423 of Vasamedics product. We had no sales in the first quarter of 2002.

Cost of goods sold in the first quarter of 2003 were $494,748, of which $394,748 related to products sold to Nellcor and Vasamedics product sales. The remaining $100,000 represents a portion of the minimum annual royalty payable to ICCM. Under our license agreement with ICCM we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Beginning in the first quarter of 2003, royalty payments to ICCM are being recorded as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales. There were no cost of goods sold in 2002.

Research and development costs for the first quarter of 2003 decreased $249,765 or 28% to $285,348 from $535,113 in the first quarter of 2002. The reduction is attributable primarily to the completion of CapnoProbe development efforts early in the first quarter of 2003 and reclassification to cost of goods sold of the $100,000 of minimum royalties paid to ICCM. Beginning in 2003 we reclassified the minimum royalty payment to cost of goods sold as Nellcor began the initial phase of commercial release of the CapnoProbe product. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. Beginning in the first quarter of 2003, we expect to be directing fewer research and development resources towards the CapnoProbe product and more towards other product applications of our technology base. We may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Our research and development costs will vary depending on whether we develop future applications on our own or with partners. In either case, we do not expect our research and development cost to materially decrease. The table below sets forth the various research and development expenses and reimbursements.

--------------------------------------------------------------------------------
                                                        Q1 2003         Q1 2002
--------------------------------------------------------------------------------
Nellcor reimbursement                                          -         (73,052)
--------------------------------------------------------------------------------
Capitalization of labor and overhead for build of        (10,190)        (15,179)
in-house produced equipment
--------------------------------------------------------------------------------
Manufacturing Infrastructure costs applied to R&D              -         119,501
activities.
--------------------------------------------------------------------------------
Third party engineering firms - CapnoProbe                 8,414          97,269
--------------------------------------------------------------------------------
Materials and supplies consumed in development of          6,785          33,367
CapnoProbe
--------------------------------------------------------------------------------
Royalty Payments to ICCM                                       -         100,000
--------------------------------------------------------------------------------
All other costs of research and development              280,339         273,207
                                                        --------       ---------
--------------------------------------------------------------------------------
                                                        $285,348       $ 535,113
                                                        ========       ========
--------------------------------------------------------------------------------

Selling, general and administrative expenses for the first quarter of 2003 included a non-cash reversal of previously recognized compensation expenses of $180,224 while the first quarter of 2002 included non-cash compensation expense of $238,955. Non-cash compensation expense reversal and expense in the first quarters of 2003 and 2002 relate to variable accounting applicable to our stock option plan. Excluding these credits and charges, selling, general and administrative expenses in the first quarter of 2003 increased $70,492 or 30% to $307,203 from $236,711 in the first quarter of 2002. The increase in selling general and administrative expenses between the first quarters of 2003 and 2002 are attributable to the addition of the Vasamedics product line in the fourth quarter of 2002. We expect selling, general and administrative expenses to remain at the first quarter levels for the balance of 2003, not including charges or credits that might result from non-cash compensation expense. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining the Company's public status and selling expenses related to the Vasamedics product line.

Interest income in the first quarters of 2003 and 2002 was negligible. The Company expects interest income to remain at this level for the foreseeable future.

Other income for the first quarter of 2003 included $3,000 received for temporary rental of our production sterilization facilities. Other income for the quarter ended March 31, 2002 included sales tax rebates of $7,096 and a gain on the sale of equipment of $5,000.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $15,293 for the quarter ended March 31, 2003, compared to a net loss of $713,771 for the quarter ended March 31, 2002. As of March 31, 2003, we had an accumulated deficit of $76,721,325. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors".

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

On August 11, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F Ventures agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. At such time we agreed to sell 1,000,000, 1,333,334 and 2,000,000 shares of our Series A preferred stock at $0.50, $0.375 and $0.25, respectively. We sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock, or a total of 722,222 shares of common stock. The adjusted closing price of our common stock on August 11, 2000, October 3, 2000 and December 28, 2000 was $3.56, $3.75 and $1.59, respectively, or $0.59, $0.63 and $0.27, prior to giving effect for the reverse stock split. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average, common stock equivalent price at which Circle F Ventures purchased Series A convertible preferred stock of $2.08, as adjusted for the reverse stock split. Prior to their amendment, these options had exercise prices ranging from $54.00 to $5.40 per share. Such reduction resulted in the option plan being subject to variable accounting rules.

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

From March 6, 2002 through May 15, 2003, Circle F Ventures has advanced $2,524,000 to us, $2,224,000 of which was advanced in 2002 and $300,000 of which was advanced subsequent to the first quarter of 2003. These advances are unsecured and recorded as short-term liabilities. We expect Circle F to agree to convert the $2,524,000 in advances from Circle F Ventures into our capital stock, but, there are no assurances that this will occur. If Circle F Ventures were to demand payment of these advances, we would be unable to repay the debt and would be forced to cease operations.

Our cash and cash equivalents were $15,241 and $243,752 at March 31, 2003 and December 31, 2002, respectively. The decrease in our cash balance is due to the operating losses described above. We incurred cash expenditures of $214,049 for operations and $14,462 for capital expenditures in the first quarter of 2003.

Our March 31, 2003 accounts receivable balance declined $137,802 or 33% to $277,951 from $415,753 at December 31, 2002. The primary reason for the reduction was the collection of a $170,754 receivable from a Vasamedic product customer under an outstanding letter of credit. There were no other significant changes in our balance sheet accounts between December 31, 2002 and March 31, 2003.

We are currently dependent on loans and equity infusions from current shareholders or other investors to continue our operations. In January 2003, we earned the final development fee of $350,000 from Nellcor under our license agreement. Our current cash balances, anticipated revenues from our Vasamedics product line, which accounted for $94,423 in net sales in the first quarter of 2003, manufacturing and royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis. Circle F has advanced funds to us in the second quarter of 2003, and we expect to request additional advances from Circle F. We believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F or its affiliates will do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

..    Need for Additional Financing (which has resulted in the report of our independent auditors on our 2002 financial statements to contain an explanatory paragraph regarding our ability to continue as a going concern). Our current cash balances are insufficient to fund our operations. The report of the independent auditors on our 2002 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We do not have sufficient cash to fund our operations and will need to raise additional funds or obtain technology development fees in order to continue operations. We currently have limited revenue from operations that is supplemented in large part from loans and equity infusions from our largest stockholder and its affiliates. Since March of 2000, Circle F Ventures, LLC and its affiliates have provided $6,213,000 of capital to fund ongoing operations through a series of equity financings and bridge loans. We believe that Circle F or its affiliates will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F or its affiliates will do so. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

 Item No.                        Description                                     Method of Filing
----------     ------------------------------------------------------     -----------------------------
Exhibit 10.1   Asset Purchase Agreement, dated October 1, 2002,          Filed electronically herewith
               among Optical Sensors Incorporated, Vasamedics LLC,
               John Borgos and Ramon Diaz.

Exhibit 99.1   Certification of Chief Executive Officer and Chief        Filed electronically herewith
               Financial Officer pursuant to 18 U.S.C. Section 1350,
               as adopted pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPTICAL SENSORS INCORPORATED


Date May 15, 2003                          /s/  Paulita M. LaPlante
                                    --------------------------------------------
                                               Paulita M. LaPlante
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

Date May 15, 2003                          /s/  Wesley G. Peterson
                                    --------------------------------------------
                                                Wesley G. Peterson
                                     Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)

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

Date:    May 15, 2003

                                   By:/s/ Paulita M. LaPlante
                                      ------------------------------------------
                                   Title: President and Chief Executive Officer

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

Date: May 15, 2003

                               By:    /s/ Wesley G. Peterson
                                      ------------------------------------------
                               Title: Chief Financial Officer, Vice President of
                                      Finance and Administration and Secretary