Form 10KSB/A
period 2002-12-31
OPTICAL SENSORS INC
filed 2003-06-26
CIK 907658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                  FORM 10-KSB/A
                                (Amendment No. 1)


(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ________________ to __________________.

                           Commission File No. 0-27600

                                   ----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $1,574,796.

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

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

================================================================================

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-KSB/A to our annual report on Form 10-KSB for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our annual report on Form 10-KSB in its entirety.


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


On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. We also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year, or a certain quantity has been produced, while Nellcor establishes its own manufacturing operations. We received $2 million in milestone payments in 2001, 2002 and 2003 under the license agreement. We receive manufacturing revenues from Nellcor for the disposable components of the CapnoProbe system under the supply agreement. We expect to transfer disposable component manufacturing to a Nellcor manufacturing facility beginning in the second half of 2003. We expect our manufacturing revenues from CapnoProbe to end when this transfer is completed. Future CapnoProbe revenues will be from royalty payments from Nellcor to us, less a portion to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. The royalty rates are based upon a net gross margin calculation for the disposable components and an aggregate gross margin calculation for the instrument.


On April 16, 2002, our Board of Directors approved a one-for-six reverse split of our outstanding common stock. We submitted the reverse stock split to our shareholders for approval at a special meeting of shareholders on August 19, 2002. The reverse split became effective September 13, 2002. All share and per share amounts have been adjusted to reflect the reverse stock split.


On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $158,000 and consisted of paying off certain debt of Vasamedics. In addition, two former owners of Vasamedics are eligible for cash payments and options that vest contingent on achieving certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options is 75,000, which will be accounted for as additional purchase price when, and if, such milestones are met. We funded the purchase price with advances from Circle F. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables the Company to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with its proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Additionally, the acquisition provides direct sales contact with customers in areas of future market interest to the Company.

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

VASAMEDIC PRODUCT LINE

Vasamedics provides laser Doppler instrumentation for blood flow and skin perfusion pressure monitoring. Patients served by this technology include those with chronic foot ulcers, diabetics, and candidates for amputation. Vasamedics LASERDOPP(R) PV2000 measures Skin Perfusion Pressure to provide a quantitative evaluation of small vessel disease in these patients. Other competing test methods provide only qualitative information or they are too time consuming and insensitive. The PV2000 also provides Pulse Volume waveform analysis; this allows caregivers to interpret intraluminal changes in connection with occlusive disease. Vasamedics Laserflo BPM2 technology allows monitoring of microvascular blood flow in tissue at risk of ischemic injury. This product provides information via laser and fiber optics technology.

SALES AND MARKETING


We do not maintain any sales or marketing personnel for CapnoProbe. We excluded from the license we granted to Nellcor forward military applications of the CapnoProbe. Specifically, the Company's business development function is investigating sales of CapnoProbe to military organizations for use in triage of soldiers in combat situations.

We have sales and marketing personnel that support sales of the Vasamedics product through a group of five independent U.S. dealer representatives and one independent contractor. We also have distributors that sell Vasamedics product in Mexico, Germany, Turkey, Canada, Singapore and Japan.


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

MANUFACTURING AND SUPPLY


We maintain approximately 4,000 square feet of manufacturing space, which includes a Class 10,000 clean room. This space and capability is used to manufacture the disposable component of the CapnoProbe, which we sell to Nellcor to comply with the manufacturing supply terms of the Nellcor agreement, to manufacture Vasamedics product and to provide prototype manufacturing for new products.


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

PATENTS AND PROPRIETARY RIGHTS


We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice 32 U.S. patents covering our technology, eight of which are specifically related to the CapnoProbe and four of which specifically cover Vasamedics products. One material patent will expire in 2013, and all of our other material patents expire in 2018 or later. We have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.


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


On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. We granted Nellcor exclusive manufacturing and distribution rights to the CapnoProbe product for the "assessment of systemic hypoperfusion" or, in lay terms, shock. We excluded from the license we granted to Nellcor forward military applications of the CapnoProbe product. We expect our manufacturing revenues from CapnoProbe to end when we transfer disposable component manufacturing to a Nellcor manufacturing facility in the second half of 2003. Future CapnoProbe revenues will be from royalty payments from Nellcor to us, less a portion to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. The royalty rates are based upon a net gross margin calculation for the disposable components and an aggregate gross margin calculation for the instrument.


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

We also have 510(k) clearance to market for both the Vasamedics LASERDOPP PV2000 and BPM(2) products. Both systems consist of reusable components and bench top instruments.

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

                         QUARTER ENDED              HIGH       LOW
              -----------------------------------  -------   -------

              December 31, 2002                    $  6.00   $  3.32
              September 30, 2002                      3.96      3.12
              June 30, 2002                           4.50      2.70
              March 31, 2002                          4.32      2.22

              December 31, 2001                    $  4.38   $  2.40
              September 30, 2001                      5.40      1.50
              June 30, 2001                           4.02      1.74
              March 31, 2001                          6.00      1.50

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


On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. At the same time, we also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year from commercial launch, or until a certain quantity has been produced, while Nellcor establishes its own manufacturing operations. We currently expect to transition manufacturing operations to Nellcor in the second half of 2003. The terms of the supply agreement with Nellcor provide that Nellcor will advance funds to us for the purchase of substantially all the materials and components required to manufacture the CapnoProbe System. These advances are to be repaid to Nellcor via pro-rated credits against subsequent billings from us to Nellcor. The intent of this arrangement is that we will not utilize our own operating capital for materials and components. Our expenses for manufacturing, labor and overhead will be recouped from our billings to Nellcor.



On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $158,000 and consisted of paying off certain debt of Vasamedics. In addition, two former owners of Vasamedics are eligible for cash payments and options that vest contingent on achieving certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options is 75,000, which will be accounted for as additional purchase price when, and if, such milestones are met. We funded the purchase price with advances from Circle F. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with our proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.


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

RESULTS OF OPERATIONS

Comparison of fiscal years ended December 31, 2002 and 2001


We earned $1,055,914 in development fee revenues in 2002 as compared to $687,500 in 2001. We earned $962,500 of these fees in 2002 and $687,000 of these fees in 2001 under our license agreement with Nellcor. In January, 2003, we earned a final development fee of $350,000 from Nellcor under our license agreement with Nellcor. We have received all of the $2,000,000 in development fees contemplated from Nellcor under our license agreement.



We expect to begin earning royalty revenues from Nellcor in the third quarter of 2003. While Nellcor has begun the initial phase of commercial release of the CapnoProbe product, distribution to date has consisted of limited, "no-charge" placement of product with clinicians for market evaluation purposes. Once Nellcor commences "for cash" commercial sales of the CapnoProbe product, we expect to earn a royalty. Ongoing revenues for us from CapnoProbe will be in the form of royalty payments from Nellcor to us, less a portion to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. This royalty will be a varying percentage of Nellcor's CapnoProbe sales.



Net sales for 2002 were $518,882, all of which was in the fourth quarter of 2002. These sales consisted of $277,530 of CapnoProbe product sold to Nellcor for its initial product launch and $241,352 of Vasamedics product. We had no sales in 2001.





Cost of goods sold for 2002 was $422,034, all of which was related to CapnoProbe product sales to Nellcor and Vasamedics product sales. There were no cost of goods sold in 2001. Under our license agreement with ICCM we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay ICCM an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty and retain the license on a non-exclusive basis. These payments were included in research and development expenses in 2002, but will be recorded as cost of sales when Nellcor begins commercial release of the CapnoProbe product in the first quarter of 2003.



Research and development costs for 2002 decreased $648,374 to $1,883,366 or 26% from $2,531,740 in 2001. Research and development costs for 2001 included a $554,549 write-off of obsolete research and development supplies. We received reimbursements under our supply agreement with Nellcor for labor and overhead costs related to production of Nellcor owned tooling and manufacturing equipment of $230,762 and $28,335, respectively, in 2002 and 2001. We also capitalized labor and overhead costs of $84,904 in 2002 related to the production of pilot plant equipment. In conjunction with efforts towards development of our CapnoProbe product, we paid third party engineering firms $218,504 and $41,275, and consumed materials and supplies of $107,819 and $35,850, respectively, in the 2002 and 2001. We also transferred $262,086 in 2002 and $579,113 in 2001 from cost of sales to research and development for efforts related to CapnoProbe product development. These costs represent expenditures incurred for manufacturing personnel, facilities and supplies which have been utilized for CapnoProbe development efforts rather than for production of product for resale. Under the license agreement with ICCM, we paid minimum royalties of $400,000 and $300,000, respectively, in the 2002 and 2001. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. Beginning in the first quarter of 2003, we expect to be directing fewer research and development resources towards the CapnoProbe product and more towards other product applications of our technology base. We may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Our research and development costs will vary depending on whether we develop future applications on our own or with partners. In either case, we do not expect our research and development cost to materially decrease. The table below sets forth the various research and development expenses and reimbursements described above.

                                                            2002             2001
                                                       -------------    -------------
Write-off obsolete research and development supplies   $           -    $     554,549
Nellcor reimbursement                                       (230,762)         (28,335)
Capitalization of labor and overhead for build of
 in-house produced equipment                                 (84,904)               -
Manufacturing infrastructure costs applied to R&D
 activities.                                                 262,086          579,113
Third party engineering firms - CapnoProbe                   218,504           41,275
Materials and supplies consumed in development of
 CapnoProbe                                                  107,819           35,850
Royalty Payments to ICCM                                     400,000          300,000
All other costs of research and development                1,210,623        1,049,228
                                                       -------------    -------------
                                                       $   1,883,366    $   2,531,740
                                                       =============    =============


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

                                                          2002          2001
                                                      -----------   -----------
Non-cash compensation                                 $   257,402   $   104,027
Vasamedics selling and administrative  costs in the
fourth quarter, 2002                                       95,000            --
All other selling, general and administrative costs       799,313       780,425
                                                      -----------   -----------
                                                      $ 1,151,715   $   884,452
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

LIQUIDITY AND CAPITAL RESOURCES


To date, we have financed our operations primarily through the sale of equity, debt securities and advances from Circle F. From inception through December 31, 1995, we raised net proceeds of $30,400,000 from private equity financings and stock option exercises. In the first quarter of 1996, we completed an initial public offering of our common stock that resulted in net proceeds to us of approximately $33,916,000. In January 1998, we sold 73,534 shares of common stock to Instrumentation Laboratory, which represented 4.99% of our outstanding common stock following completion of the transaction, at a price of $30.00 per share for a total price of $2,206,015.



In March 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock. Circle F beneficially owns approximately 58% of our outstanding common stock, including shares of Series A preferred stock, which are convertible into common stock and warrants to purchase common stock, but, excluding any currently outstanding advances that may be converted into capital stock in the future. Charles Snead, one of our directors is a consultant and attorney for Circle F, Hayden R. Fleming and their affiliates and related companies.

On August 11, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. At that time we agreed to sell, and Circle F agreed to purchase, 1,000,000, 1,333,334 and 2,000,000 shares of our Series A preferred stock at $0.50, $0.375 and $0.25, respectively. We sold 1,000,000 shares of the Series A preferred stock to Circle F at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock, or a total of 722,222 shares of common stock. The adjusted closing price of our common stock on August 11, 2000, October 3, 2000 and December 28, 2000 was $3.56, $3.75 and $1.59, respectively, or $0.59, $0.63 and $0.27, prior to giving effect for the reverse stock split. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average, common stock equivalent price at which Circle F purchased Series A convertible preferred stock of $2.08, as adjusted for the reverse stock split. Prior to their amendment, these options had exercise prices ranging from $54.00 to $5.40 per share. Such reduction resulted in the option plan being subject to variable accounting rules.

Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F under which Circle F advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share. Since March 6, 2002, Circle F and its affiliate have advanced $2,224,000 to us, of which all was advanced prior to December 31, 2002.

From March 6, 2002 through March 31, 2003, Circle F has advanced $2,224,000 to us. These advances are unsecured and recorded as short-term liabilities. We expect Circle F and its affiliate to convert the $2,224,000 in advances into our capital stock, but, there are no assurances that this will occur. If Circle F and its affiliate were to demand payment of these advances, we would be unable to repay the debt and would be forced to cease operations.

Our cash and cash equivalents were $243,752 and $664,569 at December 31, 2002 and December 31, 2001, respectively. The decrease in our cash balance is due to the operating losses described above offset by $2,224,000 in advances from our principal shareholder, Circle F, and its affiliate and advances from Nellcor of $220,310 for purchases of raw materials and components under our supply agreement with Nellcor. We incurred cash expenditures of $2,303,653 for operations and $182,895 for capital expenditures in 2002.

Cash used in operations increased $1,099,129 to $2,303,653 for the year ended December 31, 2002 from $1,204,524 for the year ended December 31, 2001. Significant components of this change were:

    . Loss from operations net of non-cash interest and compensation expense, depreciation and amortization, research and development supplies write-off, and deferred income increased $870,314 to $2,015,323 for the year ended December 31, 2002 from $1,145,009 for the year ended December 31, 2001.

    . Accounts receivable year end balances increased $374,992 to $415,763 at December 31, 2002 from $40,761 at December 31, 2001. December 31, 2002 trade receivable included receivables from Nellcor of $169,978 and Vasamedics product sales receivables of $208,610. The December 31, 2001 accounts receivable balance included a receivable from Nellcor of $40,085.

    . Inventories at December 31, 2002 were $259,706 as compared to zero at December 31, 2001. The December 31, 2002 balance consisted of CapnoProbe inventories of $143,508 and Vasamedics product inventories of $116,197.

    . Accounts payable and accrued expense balances increased $243,304 to $323,460 at December 31, 2002 from $80,156 at December 31, 2001. A total of $220,210 of the increase was due to advances from Nellcor, $91,698 was the result of higher trade payables for purchases of CapnoProbe related materials and services, and $15,691 pertained to Vasamedics product payables incurred in the normal course of business. The remaining $4,139 decrease was the result of normal fluctuations in accounts payable and credit expense balances incurred in the normal course of business.



We are currently dependent on development fees, loans and equity infusions from current shareholders or other investors to continue our operations. In January 2003, we earned the final development fee of $350,000 from Nellcor under our license agreement. Our current cash balances, anticipated revenues from our Vasamedics product line, which accounted for $241,352 in net sales in 2002, manufacturing and royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis. We believe that Circle F will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. We have estimated that we will need approximately $2,300,000 from Circle F or other sources after receipt of our anticipated revenues to meet our cash needs for 2003, assuming Circle F and/or its affiliate does not demand payment on outstanding advances. As of March 31, 2003, we have not received any financing from Circle F and its affiliate in 2003.


CERTAIN IMPORTANT FACTORS

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements us. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:


..   Need for Additional Financing (which has resulted in the report of our independent auditors on our 2002 financial statements to contain an explanatory paragraph regarding our ability to continue as a going concern). Our current cash balances are insufficient to fund our operations. The report of the independent auditors on our 2002 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part from loans and equity infusions from our largest stockholder and its affiliates. Since March of 2000, Circle F Ventures, LLC and its affiliates, or Circle F, have provided $5,913,000 of capital to fund ongoing operations through a series of equity financings and bridge loans. We will need to raise additional capital or obtain technology development fees in order to continue operations. We believe that Circle F will advance sufficient funds to us on a monthly or semi-monthly basis to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F. Furthermore, there can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.


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

ITEM 7.           FINANCIAL STATEMENTS.


Description                                                                                       Page
-----------                                                                                       ----
Independent Auditors' Report........................................................................21

Balance Sheet as of December 31, 2002...............................................................22

Statements of Operations for the years ended December 31, 2002 and 2001.............................23

Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002 and 2001.........24

Statements of Cash Flows for the years ended December 31, 2002 and 2001.............................25

Notes to the Financial Statements for the years ended December 31, 2002 and 2001....................26

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

                                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2003

                          Optical Sensors Incorporated

                                  Balance Sheet

                                December 31, 2002

ASSETS
Current assets:
   Cash and cash equivalents                              $      243,752
   Accounts receivable                                           415,753
   Inventories                                                   259,706
   Prepaid expenses and other current assets                     122,373
                                                          --------------
Total current assets                                           1,041,584

Property and equipment:
   Leased equipment                                            1,157,989
   Research and development equipment                            916,053
   Leasehold improvements                                        340,802
   Furniture and equipment                                       206,425
   Production equipment                                          509,576
                                                          --------------
                                                               3,130,845
   Less accumulated depreciation                              (2,842,964)
                                                          --------------
                                                                 287,881
Other assets:
   Research and development supplies                             610,650
   Patents, net of accumulated amortization of $314,745          665,206
   Other assets                                                    9,723
                                                          --------------
                                                               1,285,579
                                                          --------------
Total assets                                              $    2,615,044
                                                          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Advances from shareholders                             $    2,224,000
   Customer deposits                                             220,310
   Accounts payable                                              212,942
   Employee compensation                                          98,140
   Other liabilities and accrued expenses                        104,299
   Accrued interest payable                                       54,849
                                                          --------------
Total current liabilities                                      2,914,540

Shareholders' equity (deficit):
   Preferred stock, par value $0.01 per share
     Authorized shares - 5,000,000
     Issued and outstanding shares - 4,333,334                    43,333
   Common stock, par value $0.01 per share:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 3,190,047                    31,901
   Additional paid-in capital                                 76,367,608
   Accumulated deficit                                       (76,706,032)
   Unearned compensation                                         (36,306)
                                                          --------------
Total shareholders' equity (deficit)                            (299,496)
                                                          --------------
Total liabilities and shareholders' equity (deficit)      $    2,615,044
                                                          ==============

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations

                                                            YEAR ENDED DECEMBER 31
                                                            2002              2001
                                                       --------------------------------
Revenues
   Product development fees                            $    1,055,914    $      687,500
   Sales                                                      518,882                 -
                                                       --------------------------------
                                                            1,574,796           687,500

Costs and expenses:
   Cost of goods sold                                         422,034                 -
   Research and development                                 1,883,366         2,531,740
   Selling, general, and administrative                     1,151,715           884,452
                                                       --------------------------------
Total operating expenses                                    3,457,115         3,416,192
                                                       --------------------------------

Operating loss                                             (1,882,319)       (2,728,692)

Interest expense                                                 (428)         (785,627)
Interest income                                                   960             1,016
Other income                                                   29,281           113,281
                                                       --------------------------------
                                                               29,813          (671,330)
                                                       --------------------------------
Net loss                                               $   (1,852,506)   $   (3,400,022)
                                                       ================================

Net loss per common share:
   Basic and diluted                                   $        (0.67)   $        (2.24)

Shares used in calculation of net loss per share:
   Basic and diluted                                        2,746,746         1,516,854

See accompanying notes.

                          Optical Sensors Incorporated

                   Statement of Shareholders' Equity (Deficit)

                          Year Ended December 31, 2002

                                                        PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                    ----------------------------------------------      PAID-IN        ACCUMULATED
                                                      SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL          DEFICIT
                                                    -------------------------------------------------------------------------------
Balance at December 31, 2000                         4,333,334   $  43,333   1,496,973   $  14,970   $  72,387,497   $  (71,453,504)
Issuance of common stock upon exercise of options            -           -         407           4           1,043                -
Beneficial conversion on convertible notes payable           -           -           -           -         709,080                -
Variable compensation on stock options                       -           -           -           -         104,207                -
Conversion of notes payable                                  -           -     700,000       7,000       1,393,000                -
Net loss                                                     -           -           -           -               -       (3,400,022)
                                                    -------------------------------------------------------------------------------
Balance at December 31, 2001                         4,333,334      43,333   2,197,380      21,974      74,594,827      (74,853,526)
Conversion of notes payable                                  -           -     992,667       9,927       1,479,073                -
Variable compensation on stock options                       -           -           -           -         254,981                -
Fair value of options granted to consultant                  -           -           -           -          38,727                -
Amortization of unearned compensation                        -           -           -           -               -                -
Net loss                                                     -           -           -           -               -       (1,852,506)
                                                    -------------------------------------------------------------------------------
Balance at December 31, 2002                         4,333,334   $  43,333   3,190,047   $  31,901   $  76,367,608   $  (76,706,032)
                                                    ===============================================================================

                                                      UNEARNED
                                                    COMPENSATION         TOTAL
                                                    ------------------------------
Balance at December 31, 2000                        $          -    $      992,296
Issuance of common stock upon exercise of options              -             1,047
Beneficial conversion on convertible notes payable             -           709,080
Variable compensation on stock options                         -           104,207
Conversion of notes payable                                    -         1,400,000
Net loss                                                       -        (3,400,022)
                                                    ------------------------------
Balance at December 31, 2001                                   -          (193,392)
Conversion of notes payable                                    -         1,489,000
Variable compensation on stock options                         -           254,981
Fair value of options granted to consultant              (38,727)                -
Amortization of unearned compensation                      2,421             2,421
Net loss                                                       -        (1,852,506)
                                                    ------------------------------
Balance at December 31, 2002                        $    (36,306)   $     (299,496)
                                                    ==============================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows


                                                                                YEAR ENDED DECEMBER 31
                                                                                2002              2001
                                                                           --------------------------------
OPERATING ACTIVITIES
Net loss                                                                   $   (1,852,506)   $   (3,400,022)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash interest expense                                                           -           709,080
     Noncash compensation on stock options                                        254,981           104,207
     Depreciation and amortization                                                144,702           324,677
     Write-off of inventories                                                           -           554,549
     Changes in operating assets and liabilities net of acquisitions:
         Receivables                                                             (342,972)          (32,390)
         Inventories                                                             (122,853)           15,906
         Prepaid expenses and other assets                                       (145,965)         (123,187)
         Accounts payable and accrued expenses                                    323,460            80,156
         Deferred income                                                         (562,500)          562,500
                                                                           --------------------------------
Net cash used in operating activities                                          (2,303,653)       (1,204,524)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (182,895)           (9,827)
Acquisition of business                                                          (158,269)                -
                                                                           --------------------------------
Net cash used in investing activities                                            (341,460)           (9,827)

FINANCING ACTIVITIES
Advances from shareholder                                                       2,224,000                 -
Proceeds from convertible notes payable                                                 -         1,489,000
Net proceeds from issuance of common stock                                              -             1,047
Payments on obligations under capital leases                                            -          (104,109)
                                                                           --------------------------------
Net cash provided by financing activities                                       2,224,000         1,385,938
                                                                           --------------------------------

(Decrease) increase in cash and cash equivalents                                 (420,817)          171,587
Cash and cash equivalents at beginning of year                                    664,569           492,982
                                                                           --------------------------------
Cash and cash equivalents at end of year                                   $      243,751    $      664,569
                                                                           ================================


Supplemental disclosure of non-cash transactions: In 2002, the Company had $1,489,000 of notes payable converted into common stock. In 2001, the Company had $1,400,000 of notes payable converted into common stock. The Company also reclassified $688,835 from inventories to research and development supplies in 2001.

The Company paid $16,154 and $5,972 in interest in 2002 and 2001, respectively.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 2002


1. BUSINESS ACTIVITY

Optical Sensors Incorporated (the Company) is a technology development and manufacturing company specializing in low-cost, minimally-to-non invasive tissue diagnostic systems. The Company's mission is to leverage its proprietary sensor technologies into innovative and low cost applications. The Company's core technology of optochemically based sensors and its optical platform and software systems can be incorporated into a variety of low-cost fluid, blood, and tissue contacting measurement systems. The Company's distribution partner for CapnoProbe, Nellcor Puritan Bennett, has recently introduced the CapnoProbe, a non-invasive sublingual tissue CO2 system for the early detection of shock. The Company recently acquired Vasamedics LLC, a laser Doppler flow technology company dedicated to the diagnosis of Peripheral Arterial Disease.


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

PATENTS


Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Capitalized patent costs consist primarily of patent legal and filing fees. In 2002, the Company capitalized $142,640 of such patent costs. Unamortized patent costs of $665,206 at December 31, 2002 included $580,429 in costs of patents that had not yet issued. The unamortized costs of patents that have issued will be amortized through years 2003 through 2007 in the following annual amounts; $27,947, $27,283, $21,572, $6,948 and
$1027 for a total of $87,777. Accumulated amortization was $314,745 at December 31, 2002.


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

                                                                       2002              2001
                                                                  --------------------------------
Net loss as reported                                              $   (1,852,506)   $   (3,400,022)
Add: stock-based compensation cost included in the
  determination of net loss as reported                                  254,981           104,207
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method
  had been applied                                                      (202,692)         (212,877)
                                                                  --------------------------------
Pro forma net loss                                                $   (1,800,217)   $   (3,508,692)
                                                                  ================================

Net basic and diluted loss per share:
  As reported                                                     $        (0.67)   $        (2.24)
  Pro forma                                                       $        (0.66)   $        (2.31)

The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are as follows:

                                      2002       2001
                                    ------------------
Fair value of options granted       $  2.62    $  1.20

Assumptions used:
  Expected life (years)                 6.0        6.0
  Risk-free rate of return              3.3%       4.5%
  Volatility                             98%        70%
  Dividend yield                          0%         0%

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

3. ACQUISITION OF VASAMEDICS LLC


In October 2002, the Company entered into an agreement with Vasamedics LLC whereby the Company purchased substantially all the assets and assumed certain specified balance sheet liabilities and contractual obligations of Vasamedics LLC. The total purchase price was $158,269 and consisted of paying off certain debt of Vasamedics. The purchase price was allocated primarily to accounts receivable, inventories, and fixed assets. Vasamedics was engaged in the business of medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The operating results of Vasamedics are included in the Company's financial statements from the date of acquisition.



The Company also provided earn-out provisions to two of the former owners of Vasamedics through the use of cash payments and options that vest contingent on achieving certain future sales milestones over the first three years following the acquisition. The maximum cash payments that can be earned is $220,000 and the maximum number of options is 75,000. The amount of cash payments and the fair value of the options will be recognized as additional purchase price for the acquisition of Vasamedics when, and if, the criteria for vesting are met.


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

5. INVESTMENT AGREEMENT


In March 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC, or Circle F, and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. In December 2001, the $700,000 principal amount of notes held by Circle F converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock.


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

                          Optical Sensors Incorporated

6. SECURITIES PURCHASE AGREEMENT


In August 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F agreed to purchase upon the Company's request, up to 4,333,334 shares of the Company's Series A preferred stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A preferred stock to Circle F at $0.50 per share for a total of $500,000 in August 2000, 1,333,334 shares of the Series A preferred stock to Circle F at $0.375 per share for a total of $500,000 in October 2000, and 2,000,000 shares of the Series A preferred stock to Circle F at $0.25 per share for a total of $500,000 in December 2000. Each share of the Series A preferred stock has a par value of $0.01, can be converted into one-sixth of a share of common stock, has voting rights on an as converted basis to common stock, and has no dividend rights.



The terms of the Securities Purchase Agreement also provided for changing the exercise price of all options held by current employees and current directors based on the average price per share paid by Circle F for the Series A preferred stock. Accordingly, the exercise price was reduced to $2.08 per share. This repricing provision has resulted in the options being subject to variable accounting (see Note 12).


7. BRIDGE LOAN AGREEMENTS


In March and April 2001, the Company entered into Bridge Loan Agreements with Circle F under which Circle F loaned the Company $335,000 in the form of a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F, into shares of common stock at $1.50 per share.



In May 2001, the Company entered into a Bridge Loan Agreement with Circle F under which Circle F, in their discretion, agreed to advance the Company up to $1,500,000 to fund Company operations. In October 2001, the Bridge Loan Agreement was mutually terminated, with Circle F having advanced $1,154,000 to the Company. The advances were evidenced by a convertible promissory note, and the note was payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advance under the Bridge Loan Agreement were convertible, at the option of Circle F, into shares of common stock at $1.50

                          Optical Sensors Incorporated
per share anytime after July 26, 2001. The Company recognized $709,080 of interest expense in 2001 relating to the Bridge Loan Agreements with the offset credited to additional paid-in capital. The interest expense, which represents the intrinsic value of the beneficial conversion feature embedded in the convertible securities, was recognized in 2001 as a result of the ability of the holder of the notes to convert anytime after the applicable dates noted above.


During 2002, the convertible notes totaling $1,489,000 described above were converted into 992,667 shares of the Company's common stock.

8. ADVANCES FROM SHAREHOLDER


The Company has been dependent upon advances from Circle F and its affiliate, Circle F Ventures II, LLC, for continued funding of its operations. As of December 31, 2002, the advances received by the Company totaled $2,224,000. These advances bear no interest and contain no conversion features.


9. COMMON STOCK

At December 31, 2002, the Company has 875,493 shares of common stock reserved for future issuance, including 698,509 for outstanding options and shares available for grant, and 176,984 for outstanding warrants.

SHAREHOLDER RIGHTS PLAN


The Company's Board of Directors has adopted a Shareholder Rights Plan that provides for six preferred share purchase rights (the Right) for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase 1/1000 of a share of series A junior preferred stock for $90. The Rights become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group (other than Circle F) acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions, each Right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right.

                          Optical Sensors Incorporated

The Rights expire in December 2006 and may be redeemed by the Company for $0.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person or group (other than Circle F) has acquired 15% or more of the Company's outstanding common stock, subject to certain exceptions. The foregoing triggering percentage is 24% for Special Situations Fund III, L.P. and its affiliates. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.


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

                          Optical Sensors Incorporated

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2002 are as follows:

   Year ending December 31:
     2003                              $  107,574
     2004                                 107,574
     2005                                  26,894
                                       ----------
                                       $  242,042
                                       ==========

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

11. INCOME TAXES


At December 31, 2002, the Company has cumulative net operating loss carryforwards for tax purposes of approximately $71,925,000 plus research and development tax credit carryforwards of approximately $1,740,000. Both of these carryforwards are available to offset future taxable income through 2022 and begin expiring in 2003.


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
                                        ==============


The Company has fully reserved against the total deferred tax assets of $28,541,000 due to the Company's experience of tax losses since inception and the uncertainty of realization of these assets in the future.



12. STOCK OPTIONS AND WARRANTS

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
                                        ============================

                          Optical Sensors Incorporated

12. STOCK OPTIONS AND WARRANTS (continued)


The weighted average fair value of options granted was $2.62 and $1.20 for the years ended December 31, 2002 and 2001, respectively.


In accordance with the terms of the Securities Purchase Agreement (see Note 6), all options held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F for the Series A preferred stock. Accordingly, the exercise price has been reduced to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $254,981 and $104,207 of compensation expense for the years ended December 31, 2002 and December 31, 2001, respectively.


The exercise price of options outstanding at December 31, 2002 ranged from $2.08 to $54.00 per share, as summarized in the following table:

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 -------------------------------------------   ------------------------
                              WEIGHTED          WEIGHTED                    WEIGHTED
                               AVERAGE           AVERAGE                     AVERAGE
   RANGE OF                EXERCISE PRICE       REMAINING                EXERCISE PRICE
EXERCISE PRICE    NUMBER      PER SHARE     CONTRACTUAL LIFE    NUMBER      PER SHARE
---------------------------------------------------------------------------------------
  $     2.08     231,023     $     2.08        7.9 years       174,391     $     2.08
        2.25     395,833           2.25        8.5 years        69,509           2.25
        3.32     136,000           3.32        9.8 years             -           3.37
        5.40       1,018           5.40        2.5 years           296           5.40
        7.50       2,499           7.50        6.2 years         2,499           7.50
       10.13      33,380          10.13        5.8 years           167          10.13
       16.20       6,480          16.20        2.6 years         6,480          16.20
       27.00       1,333          27.00        4.3 years         1,333          27.00
       54.00       3,091          54.00        0.9 years         3,091          54.00
                 -------                                       -------
                 810,657     $     3.07        8.3 years       257,766     $     3.29
                 =======                                       =======

The number of options exercisable at December 31, 2002 and 2001 was 257,766 and 141,145, respectively, at a weighted average exercise price per share of $3.29 and $4.38, respectively.

                          Optical Sensors Incorporated

12. STOCK OPTIONS AND WARRANTS (continued)



The Company granted 106,800 options to a former owner of Vasamedics (see Note
3). A portion of the options, 46,800, were granted to him commensurate with his level of responsibility subsequent to the acquisition. The remaining 60,000 options were granted as an earn-out provision and vesting is contingent on the achievement of certain sales milestones over the first 36 months following the acquisition. The fair value of the 60,000 options will be computed and recognized as additional purchase price for the acquisition of Vasamedics when, and if, the criteria for vesting are met.



The Company also granted 26,700 options to another former owner of Vasamedics who became a consultant to the Company. A portion of the options, 11,700, vest over four years and was stock-based compensation paid to a non-employee. The fair value of the 11,700 options was recorded as unearned compensation and is being amortized over the vesting period. The remaining 15,000 options were granted as an earn-out provision and vesting is contingent on the achievement of certain sales milestones over the first 36 months following the acquisition. The fair value of the 15,000 options will be computed and recognized as additional purchase price for the acquisition of Vasamedics when, and if, the criteria for vesting are met.



The Company also has warrants outstanding that were issued to Special Situations Fund III and Circle F as disclosed in Note 5 and to a leasing company as disclosed in Note 10. Warrant activity is summarized as follows:


                                                    WEIGHTED
                                  WARRANTS           AVERAGE
                                 OUTSTANDING     EXERCISE PRICE
                                TOTAL SHARES        PER SHARE
                               --------------------------------
Balance at December 31, 2000            4,021    $        36.68
Issued upon debt conversion           174,999              2.00
                               --------------
Balance December 31, 2001             179,020              2.78
Expired                                (2,037)            54.00
                               --------------
Balance December 31, 2002             176,983    $         2.19


The exercise price of warrants outstanding at December 31, 2002 ranged from $1.50 to $18.90 per share, as summarized in the following table:

           EXERCISE                            REMAINING
            PRICE             NUMBER        CONTRACTUAL LIFE
         ------------        -------        ----------------
            $   1.50         116,666            4.0 years
                3.00          58,333            4.0 years
               18.90           1,984            2.5 years
                             -------
                             176,983

                          Optical Sensors Incorporated

13. TECHNOLOGY AGREEMENTS


In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM) which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $300,000 through 2001 and is obligated to pay ICCM minimum annual royalties of $400,000 from 2002 through 2005 in order to maintain exclusivity. The Company may elect, on one year's written notice, not to make the annual minimum payment but ICCM would then have the right to terminate the license agreement. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company was also obligated to meet certain product development milestones under the license agreement. All milestones were completed prior to executing the License Agreement with Nellcor Puritan Bennett in September 2001. The royalty payments are included in research and development expenses.


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

                          Optical Sensors Incorporated

16. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 2002 and 2001 is as follows:

                                                                   QUARTER
                                           FIRST            SECOND           THIRD            FOURTH
                                       ----------------------------------------------------------------
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a)      Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, their ages and the offices held, as of March 15, 2003, are as follows:

                NAME                       AGE                            TITLE
-------------------------------------     -----    ------------------------------------------------------
Paulita M. LaPlante                        45      President, Chief Executive Officer and Director

Wesley G. Peterson                         55      Chief Financial Officer, Vice President of Finance and
                                                   Administration and Secretary

Victor Kimball                             39      Vice President, Strategic Planning and Product
                                                   Development

Richard B. Egen(1)                         64      Director

Charles D. Snead, Jr.(1)                   70      Director

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


Charles D. Snead, Jr. has been a Director of Optical Sensors since June 2000. Mr. Snead is an attorney and has served in various legal, executive, and board of director positions in several New York and Nasdaq stock exchange listed companies over a period of 30 years. Mr. Snead has been self employed as a consultant and attorney during the previous five years and includes Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies as one of his clients. From June 28, 1996 to April 15, 1999, Mr. Snead served as President, Chief Executive Officer, Director, Treasurer and Chief Financial Officer of FBR Capital Corporation, during its transition from a fragrance manufacturer to a time and attendance systems company.


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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                             ANNUAL COMPENSATION             COMPENSATION
                                                        ----------------------------         ------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR    SALARY($)         BONUS($)           OPTIONS(#)(1)
------------------------------------------      ----    ---------       ------------         -------------
Paulita M. LaPlante                             2002    $ 180,000       $          0                 0
President and                                   2001      180,000                  0           121,885
Chief Executive Officer                         2000      180,000                  0            63,665(2)(5)

Victor Kimball                                  2002    $ 133,000       $          0                 0
Vice President, Strategic Planning and          2001      127,200                  0            48,754
Product Development                             2000      123,599                  0            28,526(3)(5)

Wesley G. Peterson                              2002    $ 110,000       $          0                 0
Chief Financial Officer, Vice President of      2001      110,000                  0            48,754
Finance and Administration and Secretary        2000      110,000                  0            28,026(4)(5)

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


(2) Of these options, an aggregate of 7,103 shares represented options originally granted at an exercise price of $3.00 on August 11, 2000 that were repriced on August 18, 2000 to an exercise price of $2.08. The remaining 62,962 shares represented options originally granted prior to 2000 that were also repriced on August 18, 2000 to an exercise price of $2.08, of which 14,814 shares were originally granted at an exercise price of $5.40 and 48,148 were originally granted at an exercise price of $10.13.



(3) Of these options, an aggregate of 16,489 shares represented options originally granted at an exercise price of $3.00 on August 11, 2000 were repriced on August 18, 2000 to an exercise price of $2.08. The remaining 12,037 shares represented options originally granted prior to 2000 that were also repriced on August 18, 2000 to an exercise price of $2.08, of which 722 shares were originally granted at an exercise price of $3.00, 814 shares were originally granted at an exercise price of $5.40 and the remaining shares were granted at an exercise price of $10.13.



(4) Of these options, an aggregate of 12,704 shares represented options originally granted at an exercise price of $3.00 on August 11, 2000 were repriced on August 18, 2000 to an exercise price of $2.08. The remaining 15,322 shares represented options originally granted prior to 2000 that were also repriced on August 18, 2000 to an exercise price of $2.08, of which 6,481 shares were originally granted at an exercise price of $5.40 and 8,841 were originally granted at an exercise price of $10.13.

(5) On August 18, 2000, our Board of Directors approved an amendment to the exercise price of all stock options held by all current employees, including executive officers, and directors. The exercise price of all amended stock options was reduced to the weighted average per share price paid by Circle F for Series A Preferred Stock pursuant to the Securities Purchase Agreement, dated August 11, 2000, between us and Circle F, which was $2.08. Our Board of Directors believed that repricing options was critical to retaining our employees and directors, particularly in light of the fact that the we were required to sell Series A Preferred Stock at prices ranging from $.25 per share to $.50 per share under the Securities Purchase Agreement in order to continue operations, which is equivalent to $1.50 to $3.00 per share of common stock post reverse stock split.


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


                                             NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                         OPTIONS AT DECEMBER 31, 2002           AT DECEMBER 31, 2002(1)
                                       --------------------------------     --------------------------------
NAME                                   EXERCISABLE        UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
-----------------------------------    -----------        -------------     -----------        -------------
Paulita M. LaPlante                         87,901              104,051     $   165,340        $     182,704
Victor Kimball                              28,335               48,445          53,010               86,206
Wesley G. Peterson                          30,229               46,552          56,653               82,556

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

                                          SHARES OF SERIES A CONVERTIBLE
                                                PREFERRED STOCK(1)                SHARES OF COMMON STOCK(1)
NAME                                      AMOUNT         PERCENT OF CLASS       AMOUNT    PERCENT OF CLASS(2)
--------------------------------------   ---------       ----------------      --------   -------------------
Circle F. Ventures, LLC and
 Hayden R. Fleming (3) ...............   4,333,334            100.0%           2,336,780           58.00%

Special Situations Funds (4) .........           0              0.0%             265,666            8.18%

Richard B. Egen (5) ..................           0              0.0%              15,997                *

Paulita M. LaPlante (6) ..............           0              0.0%              88,248            2.69%

Victor Kimball (7) ...................           0              0.0%              29,461                *

Wesley G. Peterson (8) ...............           0              0.0%              33,524            1.04%

Charles D. Snead, Jr. (9) ............           0              0.0%              13,180                *

All directors and executive officers
 as a group (five persons)(10) .......           0              0.0%             180,410            5.36%

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

                                              (a)                       (b)                        (c)
                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                    BE ISSUED UPON EXERCISE       EXERCISE PRICE OF         EQUITY COMPENSATION
                                    OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
         PLAN CATEGORY                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
         -------------              -----------------------     --------------------    ---------------------------
Equity compensation plans
 approved by security holders               810,657                     $ 3.07                     57,852

Equity compensation plans not
 approved by security holders                     0                        N/A                          0
                                            -------                     ------                     ------
                           Total            810,657                     $ 3.07                     57,852

Our only equity compensation plans are the 1989 Omnibus Stock Option Plan, as amended, and the Amended and Restated 1993 Stock Plan. We do not have any other equity compensation plans.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


On March 10, 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F and Special Situations Fund III, L.P. On December 21, 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share, for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. On December 21, 2001, the $700,000 principal amount of notes held by Circle F converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 466,666 shares of common stock and warrants to purchase 116,666 shares of common stock.



On August 11, 2000, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue, and Circle F agreed to purchase upon our request, up to 4,333,334 shares of our Series A preferred stock for an aggregate purchase price of $1,500,000. At that time we agreed to sell, and Circle F agreed to purchase, 1,000,000, 1,333,334 and 2,000,000 shares of our Series A preferred stock at $0.50, $0.375 and $0.25, respectively. We sold 1,000,000 shares of the Series A preferred stock to Circle F at $.50 per share for a total of $500,000 on August 11, 2000, 1,333,334 shares of the Series A preferred stock to Circle F at $.375 per share for a total of $500,000 on October 3, 2000 and 2,000,000 shares of the Series A preferred stock to Circle F at $.25 per share for a total of $500,000 on December 28, 2000. As a result of the one-for-six reverse split of our common stock on September 13, 2002, each share of Series A preferred stock is now convertible into one-sixth of a share of our common stock, or a total of 722,222 shares of common stock. The adjusted closing price of our common stock on August 11, 2000, October 3, 2000 and December 28, 2000 was $3.56, $3.75 and $1.59, respectively, or $0.59, $0.63 and $0.27, prior to giving effect for the reverse stock split. The terms of the Securities Purchase Agreement provide for all options held by our current employees and directors to be reduced to the weighted average, common stock equivalent price of at which Circle F purchased Series A convertible preferred stock equaling $2.08, as adjusted for the reverse stock split. Prior to the amendment, these options had exercise prices ranging from $54.00 to $5.40. Such reduction resulted in the option plan being subject to variable accounting rules.



Between March 8, 2001 and October 4, 2001, we entered into a series of Bridge Loan Agreements with Circle F under which Circle F advanced us $1,489,000 to fund our operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share.



Since March 6, 2002, Circle F Ventures has advanced $2,224,000 to us, all which was advanced prior to December 31, 2002. These advances are unsecured and recorded as short-term liabilities. We expect Circle F and its affiliate to convert the $2,224,000 in advances into our capital stock, but, there are no assurances that this will occur. If Circle F and/or its affiliate were to demand payment of these advances, we would be unable to repay the debt and would be forced to cease operations.


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


Dated:  June 26, 2003


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


NAME                                    TITLE
---------------------------------       -----------------------------------------------------
/s/ Paulita M. LaPlante                 President, Chief Executive Officer and Director
---------------------------------       (principal executive officer)
Paulita M. LaPlante

/s/ Wesley G. Peterson                  Chief Financial Officer, Vice President of Finance and
---------------------------------       Administration and Secretary (principal financial and
Wesley G. Peterson                      accounting officer)

/s/ Richard B. Egen                     Director
---------------------------------
Richard B. Egen

/s/ Charles D. Snead, Jr.               Director
---------------------------------
Charles D. Snead, Jr.

                                 CERTIFICATIONS
                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

         I, Paulita M. LaPlante, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Optical Sensors Incorporated;

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


Date:    June 26, 2003


                                        By:    /s/ Paulita M. LaPlante
                                               ---------------------------------
                                        Title: President and Chief Executive
                                               Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Wesley G. Peterson, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Optical Sensors Incorporated;

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


Date:    June 26, 2003


                                        By:    /s/ Wesley G. Peterson
                                               ---------------------------------
                                        Title: Chief Financial Officer,
                                               Vice President of Finance and
                                               Administration and Secretary

                          OPTICAL SENSORS INCORPORATED
                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item No.                            Item                         Method of Filing
--------                            ----                         ----------------
3.1          Restated Certificate of Incorporation of the        Incorporated by reference to Exhibit 3.3 contained in the
             Company.                                            Company's Registration Statement on Form S-1 (File No.
                                                                 33-99904).

3.2          Amendment to Restated Certificate of Incorporation  Incorporated by reference to Exhibit 3(i) contained in
             of the Company                                      the Company's Registration Statement on Form 8-A12G/A
                                                                 dated September 16, 2002 (File No. 0-27600).

3.4          Certificate of Designation, Preferences and Rights  Incorporated by reference to Exhibit 3.2 contained in the
             of Series A Junior Preferred Stock.                 Company's Annual Report on Form 10-K for the year ended
                                                                 December 31, 1998 (File No. 0-27600).

3.5          Certificate of Designation of Rights and            Incorporated by reference to Exhibit 4.1 contained in the
             Preferences of Series A Preferred Stock.            Company's Quarterly Report on Form 10-Q for the quarter
                                                                 ended June 30, 2000 (File No. 0-27600).

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

4.2          Warrant dated November 6, 1992 issued to Comdisco,  Incorporated by reference to Exhibit 4.8 contained in the
             Inc.                                                Company's Registration Statement on Form S-1 (File No.
                                                                 33-99904).

4.3          Warrant Dated August 31, 1995 issued to Comdisco,   Incorporated by reference to Exhibit 4.9 contained in the
             Inc.                                                Company's Registration Statement on Form S-1 (File No.
                                                                 33-99904).

4.4          Rights Agreement dated as of December 3, 1996       Incorporated by reference to Exhibit 4.1 contained in the
             between the Company and Norwest Bank Minnesota,     Company's Current Report on Form 8-K dated December 3,
             N.A.                                                1996 (File No. 0-27600).

4.5          Amendment No. 1 to Rights Agreement dated as of     Incorporated by reference to Exhibit 10.1 contained in
             March 10, 2000 between the Company and Norwest      the Company's Current Report on Form 8-K dated March 10,
             Bank Minnesota, N.A.                                2000 (File No. 0-27600).

4.6          Amendment No. 2 to Rights Agreement dated as of     Incorporated by reference to Exhibit 10.1 contained in
             August 8, 2000 between the Company and Wells Fargo  the Company's Quarterly Report on Form 10-Q for the
             Bank, N.A.                                          quarter ended June 30, 2000 (File No. 0-27600).

4.7          Amendment No. 3 to Rights Agreement dated as of     Incorporated by reference to Exhibit 10.8 to the
             April 19, 2001 between the Company and Wells Fargo  Company's Quarterly Report on Form 10-Q for the quarter
             Bank, N.A.                                          ended March 31, 2001 (File No. 0-27600).

4.8          Amendment No. 4 to Rights Agreement, dated as of    Incorporated by reference to Exhibit 4.5 contained in the
             September 13, 2002, between the Company and Wells   Company's Registration Statement on Form 8-A12G/A dated
             Fargo Bank Minnesota N.A., the successor of         September 16, 2002 (File No. 0-27600).
             Norwest Bank Minnesota, N.A.

10.1         Lease dated October 7, 1991 between Registrant and  Incorporated by reference to Exhibit 10.1 contained in
             First Industrial L.P. (successor to MIG Kappa III   the Company's Registration Statement on Form S-1 (File
             Companies)                                          No. 33-99904).

10.2         Registration Rights Agreement, dated April 28,      Incorporated by reference to Exhibit 10.9 contained in
             1992, as amended                                    the Company's Registration Statement on Form S-1 (File
                                                                 No. 33-99904).

10.3         1989 Omnibus Stock Option Plan, as amended          Incorporated by reference to Exhibit 10.11 contained in
                                                                 the Company's Registration Statement on Form S-1 (File
                                                                 No. 33-99904).

10.4         Amended and Restated 1993 Stock Option Plan (as of  Incorporated by reference to Exhibit 10.1 to the
             July 26, 2001)                                      Company's Quarterly Report on Form 10-QSB for the quarter
                                                                 ended September 30, 2001 (File No. 0-27600).

10.5         Form of Non-Statutory Stock Option Agreement for    Incorporated by reference to Exhibit 10.21 contained in
             Nonemployees pursuant to 1993 Stock Option Plan     the Company's Registration Statement on Form S-1 (File
                                                                 No. 33-99904).

10.6         Form of Non-Statutory Stock Option Agreement for    Incorporated by reference to Exhibit 10.18 contained in
             Nonemployee Directors pursuant to 1993 Stock        the Company's Registration Statement on Form S-1 (File
             Option Plan                                         No. 33-99904).

10.7         Form of Incentive Stock Option Agreement for        Incorporated by reference to Exhibit 10.19 contained in
             Employees pursuant to 1993 Stock Option Plan        the Company's Registration Statement on Form S-1 (File
                                                                 No. 33-99904).

10.8         First Amendment to Lease Agreement dated April 26,  Incorporated by reference to Exhibit 10.21 contained in
             1996 between First Industrial Financing             the Company's Annual Report on Form 10-K for the year
             Partnership, L.P. and the Company.                  ended December 31, 1996 (File No. 0-27600).

10.9         Second Amendment to Lease Agreement, dated April    Incorporated by reference to Exhibit 10.21 contained in
             14, 1997, between First Industrial Financing        the Company's Annual Report on Form 10-K for the year
             Partnership, L.P. and the Company.                  ended December 31, 1997 (File No. 0-27600).

10.10        Stock Purchase Agreement dated as of January 7,     Incorporated by reference to Exhibit 10.2 contained in
             1998 between the Company and Group CH Werfen, S.A.  the Company's Current Report on Form 8-K, dated January
                                                                 7, 1998 (File No. 0-27600).

10.11        Patent License Agreement dated July 20, 1998        Incorporated by reference to Exhibit 10.1 contained in
             between the Company and the Institute of Critical   the Company's Quarterly Report on Form 10-Q for the
             Care Medicine (1)                                   quarter ended September 30, 1998 (File No. 0-27600).

10.12        Executive Severance Pay Plan                        Incorporated by reference to Exhibit 10.1 to the
                                                                 Company's Quarterly Report on Form 10-Q for the quarter
                                                                 ended September 30, 1999 (File No. 0-27600).

10.13        Third Amendment to Lease Agreement dated September  Incorporated by reference to Exhibit 10.25 contained in
             3, 1999 between First Industrial Financing          the Company's Annual Report on Form 10-K for the year
             Partnership, L.P. and the Company                   ended December 31, 1999 (File No. 0-27600).

10.14        Investment Agreement, dated, March 10, 2000, among  Incorporated by reference to Exhibit 10.16 contained in
             the Company, Circle F Ventures, LLC and Special     the Company's Annual Report on Form 10-K for the year
             Situations Fund III, L.P.                           ended December 31, 2000 (File No. 0-27600).

10.15        Form of Convertible Promissory Note issued under    Incorporated by reference to Exhibit 10.17 contained in
             Investment Agreement, dated March 10, 2000          the Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 2000 (File No. 0-27600).

10.16        Fourth Amendment to Lease Agreement dated June 1,   Incorporated by reference to Exhibit 10.18 contained in
             2000 between First Industrial L.P. and the Company  the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27600).

10.17        Securities Purchase Agreement, dated August 11,     Incorporated by reference to Exhibit 10.2 to the
             2000, between the Company and Circle F Ventures,    Company's Quarterly Report on Form 10-Q for the quarter
             LLC (1)                                             ended June 30, 2000 (File No. 0-27600).

10.18        Amendment No. 1, dated August 15, 2000 to           Incorporated by reference to Exhibit 10.20 contained in
             Executive Severance Pay Plan                        the Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 2000 (File No. 0-27600).

10.19        Bridge Loan Agreement, dated March 8, 2001,         Incorporated by reference to Exhibit 10.21 contained in
             between the Company and Circle F Ventures, LLC      the Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 2000 (File No. 0-27600).

10.20        Convertible Promissory Note issued under Bridge     Incorporated by reference to Exhibit 10.22 contained in
             Loan Agreement, dated March 8, 2001                 the Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 2000 (File No. 0-27600).

10.21        Letter Agreement, dated March 10, 2001, between     Incorporated by reference to Exhibit 10.23 contained in
             the Company and Special Situations Fund III, L.P.   the Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 2000 (File No. 0-27600).

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

10.26        Bridge Loan Agreement, dated May 3, 2001, between   Incorporated by reference to Exhibit 10.5 to the
             the Company and Circle F Ventures, LLC              Company's Quarterly Report on Form 10-QSB for the quarter
                                                                 ended March 31, 2001 (File No. 0-27600).

10.27        Form of Convertible Promissory Note issued under    Incorporated by reference to Exhibit 10.6 to the
             Bridge Loan Agreement, dated May 3, 2001            Company's Quarterly Report on Form 10-QSB for the quarter
                                                                 ended March 31, 2001 (File No. 0-27600).

10.28        Amendment No. 2, dated April 19, 2001 to Executive  Incorporated by reference to Exhibit 10.7 to the
             Severance Pay Plan                                  Company's Quarterly Report on Form 10-QSB for the quarter
                                                                 ended March 31, 2001 (File No. 0-27600).

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

10.31        Development and License Agreement, dated September  Incorporated by reference to Exhibit 10.2 to the
             28, 2001, between the Company and Nellcor Puritan   Company's Quarterly Report on Form 10-QSB/A for the
             Bennett, Inc. (1)                                   quarter ended September 30, 2001 (File No. 0-27600).

10.32        Mutual Termination Agreement, effective October 5,  Incorporated by reference to Exhibit 10.3 to the
             2001, between the Company and Circle F Ventures,    Company's Quarterly Report on Form 10-QSB for the quarter
             LLC                                                 ended September 30, 2001 (File No. 0-27600).

10.33        Fifth Amendment to Lease Agreement dated March 28,  Incorporated by reference to Exhibit 10.33 contained in
             2001 between First Industrial L.P. and the Company  the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27600).

10.34        Sixth Amendment to Lease Agreement effective        Incorporated by reference to Exhibit 10.34 contained in
             January 7, 2002 between First Industrial L.P. and   the Company's Annual Report on Form 10-KSB for the year
             the Company                                         ended December 31, 2001 (File No. 0-27600).

23.1         Consent of Independent Auditors                     Filed herewith.

99.1         Certification of Chief Executive Officer and Chief  Filed herewith.
             Financial Officer pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.