Form 10QSB
period 2003-06-30
OPTICAL SENSORS INC
filed 2003-08-14
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ________

                         Commission File Number: 0-27600

                                   ----------

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

                                   ----------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [_] No

      As of August 11, 2003, the Issuer had 3,190,047 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):
[_] Yes  [X] No

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

             Balance Sheets - June 30, 2003 and December 31, 2002

             Statements  of Operations - Three and Six Month Periods ended June
                                          30, 2003 and June 30, 2002

             Statements  of Cash Flows - Six Month Periods ended June 30, 2003 and June 30, 2002

             Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Item 3. Controls and Procedures

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds

         Item 6. Exhibits and Reports on Form 8-K

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)
                          Optical Sensors Incorporated
                                 Balance Sheets

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ----------------------------
                                                   (Unaudited)        (Note)
Assets
Current assets:
   Cash and cash equivalents                       $    767,397    $    243,752
   Accounts receivable                                  177,711         415,753
   Inventories                                          303,087         259,706
   Prepaid expenses and other current assets            116,537         122,373
                                                   ----------------------------
Total current assets                                  1,364,732       1,041,584

Property and equipment:
   Leased equipment                                   1,157,989       1,157,989
   Research and development equipment                   933,948         916,053
   Leasehold improvements                               340,802         340,802
   Furniture and equipment                              240,174         206,425
   Production equipment                                 506,601         509,576
                                                   ----------------------------
                                                      3,179,514       3,130,845
   Less accumulated depreciation                     (2,869,774)     (2,842,964)
                                                   ----------------------------
                                                        309,740         287,881

Other assets:
   Research and development supplies                    591,265         610,650
   Patents, net of accumulated amortization
    -- 2003 $329,965: and 2002 - $314,745               658,440         665,206
   Other assets                                           9,723           9,723
                                                   ----------------------------
                                                      1,259,428       1,285,579
                                                   ----------------------------
Total assets                                       $  2,933,900    $  2,615,044
                                                   ============================
Liabilities and shareholders' equity (deficit)
Current liabilities:
   Advances from Shareholder                       $         --    $  2,224,000
   Customer Deposits                                    166,974         220,310
   Accounts payable                                     130,130         212,942
   Employee compensation                                123,522          98,140
   Other liabilities and accrued expenses               100,456         104,299
   Warranty Reserve                                      55,869              --
   Accrued interest payable                              54,849          54,849
                                                   ----------------------------
Total current liabilities                               631,800       2,914,540

Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
 per share:
   Authorized shares - 5,000,000
   Issued and outstanding shares - 2003 -
    4,570,268; and 2002 - 4,333,334                      45,703          43,333
Common stock, par value $.01 per share:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 2003 -
    3,190,047; and 2002 - 3,190,047                      31,901          31,901
Additional paid-in capital                           79,745,273      76,367,608
Accumulated deficit                                 (77,489,312)    (76,706,032)
Unearned compensation                                   (31,465)        (36,306)
                                                   ----------------------------
Total shareholders' equity (deficit)                  2,302,100        (299,496)
                                                   ----------------------------
Total liabilities and shareholders' equity         $  2,933,900    $  2,615,044
 (deficit)                                         ============================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended               Six Months Ended
                                                             June 30                         June 30
                                                       2003            2002            2003            2002
                                                   ------------------------------------------------------------
Revenues:
   Product development fees                        $     39,000    $    296,510    $    431,383    $    581,260
   Sales                                                223,419              --         720,107              --
                                                   ------------------------------------------------------------
                                                        262,419         296,510       1,151,490         581,260
Operating expenses:
   Cost of goods sold                                   366,660              --         861,408              --
   Research and development expenses                    321,910         445,161         607,258         980,274
   Selling, general and administrative expenses         343,322          90,357         470,301         566,023
                                                   ------------------------------------------------------------
Operating loss                                         (769,473)       (239,008)       (787,477)       (965,037)
Interest expense                                             --              --              --              --
Interest income                                              --              52              88             871
Other income (expense)                                    1,486            (410)          4,109         (11,029)
                                                   ------------------------------------------------------------
                                                          1,486            (358)          4,197         (11,900)
                                                   ------------------------------------------------------------
Net loss                                           $   (767,987)   $   (239,366)   $   (783,280)   $   (953,137)
                                                   ============================================================
Net loss per common share:
Basic and diluted                                  $       (.24)   $       (.10)   $       (.25)   $       (.42)
                                                   ============================================================
Shares used in calculation of net loss per share      3,190,047       2,396,018       3,190,047       2,296,202
                                                   ============================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                          Six Months Ended
                                                     June 30,        June 30,
                                                       2003            2002
                                                   ----------------------------
Operating activities
Net loss                                           $   (783,280)   $   (953,137)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Non-cash compensation expense                       (173,965)        156,098
   Depreciation and amortization                         49,845          68,237
   Changes in operating assets and liabilities:
      Receivables                                       238,042         (30,316)
      Inventories                                       (43,381)             --
      Prepaid expenses and other assets                  16,767         (96,353)
      Accounts payable and accrued expenses             (58,740)         42,827
      Deferred revenue                                       --        (542,500)
                                                   ----------------------------
Net cash used in operating activities                  (754,712)     (1,355,144)
Investing activities
Purchases of property and equipment                     (51,643)        (93,466)
                                                   ----------------------------
Net cash used in investing activities                   (51,643)        (93,466)
Financing activities
Proceeds from notes payable                             465,000         845,000
Net proceeds from issuance of preferred stock           865,000              --
                                                   ----------------------------
Net cash provided by financing activities             1,330,000         845,000
                                                   ----------------------------
Increase (decrease) in cash and cash equivalents        523,645        (603,610)
Cash and cash equivalents at beginning of period        243,752         664,569
                                                   ----------------------------
Cash and cash equivalents at end of period         $    767,397    $     60,959
                                                   ============================
See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 2003

Note A - Summary of Significant Accounting Policies

Basis of Presentation:
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2002.

Stock-Based Compensation:
------------------------

The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the six months ended June 30:

                                                    Three Months Ended June 30       Six Months Ended June 30
                                                   ------------------------------------------------------------
                                                       2003            2002            2003            2002
                                                   ------------------------------------------------------------
Net loss as reported                               $   (767,987)   $   (239,366)   $   (783,280)   $   (953,137)
Add: stock-based compensation (credit)
 cost included in the determination
 of net loss as reported                                  6,258         (82,857)       (178,963)        156,098
Less: stock-based compensation that would have
 been included in the determination of net loss
 if the fair value method had been applied              (94,107)        (45,106)       (188,214)        (90,212)
                                                   ------------------------------------------------------------
Pro forma net loss                                 $   (855,836)   $   (367,329)   $ (1,150,457)   $   (887,251)
                                                   ============================================================

Net basic and diluted loss per share:
   As reported                                     $      (0.24)   $      (0.10)   $      (0.25)   $      (0.42)
   Pro forma                                       $      (0.27)   $      (0.15)   $      (0.36)   $      (0.39)

Net Loss Per Share:
------------------

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended June 30, 2003 and 2002, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. All stock and stock related amounts have been adjusted to reflect a one-for-six reverse split of the Company's common stock, which occurred on September 13, 2002.

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

The Company also provided earn-out compensation to two of the former owners of Vasamedics through the use of cash payments and options that vest contingent on achieving certain future sales milestones over the first three years following the acquisition. The maximum cash payments that can be earned is $220,000 and the maximum number of options is 75,000. The amount of cash payments and the fair value of the options will be recognized as additional purchase price for the acquisition of Vasamedics when, and if, the criteria for vesting are met. No additional purchase price has been accrued as of June 30, 2003.

Note C - Inventories

Inventories consisted of the following:

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ----------------------------
Finished goods                                     $     21,451    $     36,255
Work in process                                          35,616          11,122
Raw materials                                           246,020         212,329
                                                   ----------------------------
                                                   $    303,087    $    259,706
                                                   ============================

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

Note E - Investment Agreement

In March 2000, the Company issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F Ventures, LLC, or Circle F, and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. Special Situations Funds III subsequently sold its common stock and warrant in series of separate transactions in the first and second quarter of 2003. In December 2001, the $700,000 principal amount of notes held by Circle F and certain of its affiliates converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock.

Note F - Variable Accounting Rules and Compensation Expense

The terms of a Securities Purchase Agreement with Circle F, dated August 10, 2000, provided for changing the exercise price of all existing options held by employees and directors to $2.10 per share. This re-pricing provision resulted in those options being subject to variable accounting rules and compensation expenses have been recorded as listed in the table below. Additional compensation charges could be recorded in future periods.

                                                       2003            2002
                                                   ------------    ------------
First Quarter                                      $   (180,224)   $    238,955
Second Quarter                                            6,258         (82,857)
Third Quarter                                               n/a         (38,865)
Fourth Quarter                                              n/a         137,748
                                                   ------------    ------------
   Total Year To Date                              $   (178,963)   $    254,981
                                                   ============    ============

Note G - Bridge Loan Agreements

Between March 8, 2001 and October 4, 2001, the Company entered into a series of Bridge Loan Agreements with Circle F under which Circle F and its affiliates advanced $1,489,000 to the Company to fund its operations. These advances were evidenced by convertible promissory notes, and each advance was due and payable one year after the date of the advance. On June 12, 2002, Circle F converted these notes into 992,667 shares of common stock at a conversion price of $1.50 per share.

Note H - Conversion of Advances from Shareholder and Purchase of Series B Preferred Stock

Between March 6, 2002 and June 19, 2003, Circle F had advanced $2,689,000 to the Company, $2,224,000 of which was advanced in 2002 and $465,000 in 2003. These advances were unsecured, bore no interest and contained no conversion features. On June 23, 2003, the Company entered into a Stock Purchase Agreement pursuant to which Circle F converted an aggregate of $2,689,000 in cash advances into 179,267 shares of the Company's Series B preferred stock at a conversion price of $15.00 per share. Circle F also purchased 57,667 shares of the Company's Series B preferred stock at a purchase price of $15.00 per share and an aggregate purchase price of $865,005. Each share of Series B preferred stock is currently convertible into five shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe(TM), which is a handheld device with a CO//2// probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO//2//of the mucous membrane in the mouth
-- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. Immediately following this agreement, we began the process of re-designing the CapnoProbe to Nellcor's specifications and Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. At the same time, we also entered into a supply agreement with Nellcor under which we will manufacture the CapnoProbe for Nellcor for a transition period, of up to one year from commercial launch, or until a certain quantity has been produced, while Nellcor establishes its own manufacturing operations. The terms of the supply agreement with Nellcor provide that Nellcor will advance funds to us for the purchase of substantially all the materials and components required to manufacture the CapnoProbe system. These advances are to be repaid to Nellcor via pro-rated credits against subsequent billings from us to Nellcor. The intent of this arrangement is that we will not utilize our own operating capital for materials and components. We retained the rights to tissue carbon dioxide sensing and monitoring for all applications other than the detection and monitoring of shock. We believe these rights are valuable for other applications of non-invasive tissue carbon dioxide monitoring, such as monitoring changes in local and regional perfusion and monitoring during surgery or during esophageal or colorectal exams.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $158,000 and consisted of paying off certain debt of Vasamedics. In addition, two former owners of Vasamedics are eligible for cash payments and options that vest if we achieve certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options is 75,000, which will be accounted for as additional purchase price when, and if, such milestones are met. We funded the purchase price with advances from Circle F Ventures LLC, Circle F Ventures II, LLC and their affiliates (we sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as Circle F, and they beneficially own approximately 67.5% of our common stock). We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with our proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate systemic tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Changes from normal local or regional tissue perfusion may be an indication of lack of blood flow to an organ, lack of that organ's ability to use oxygen being delivered to it and/or lack of normal vasculature of the organ e.g. cancer. Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.

We are currently developing a second generation of the Vasamedics product line PV2000 Skin Perfusion Pressure ("SPP") System. This renovation provides two benefits.

.. The first benefit is a product that is more focused on the wound management market. The wound management market is principally comprised of patients with foot ulcers. Foot ulcers affect 15% (2.4 million) of all diabetics (16 million) in the United States. Five percent of patients with diabetes undergo toe or foot amputation secondary to intractable ulceration. In 1993, there were 34,000 toe amputations. The Vasamedics SPP is unique in that it reliably predicts wound healing, is user-friendly and can be used in a wider variety of foot wound situations than conventional technology.

.. The second benefit is a product that can be used as part of the Company's non-invasive hemodynamic platform. This platform is one in which we intend to include modularized systems such as SPP, tissue carbon dioxide, tissue pH, pulse oximetry and non-invasive cardiac output (the latter three modules are currently under development). A platform that includes multiple parameters all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. The non-acute care settings (approximately 50,000 sites) have a real need for this information since there are well over 100 million office visits for cardio-respiratory symptoms each year.

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

Research and Development Supplies

At June 30, 2003, research and development supplies with a carrying value of $591,265 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value of $591,265.

Patents and Impairment Review

At June 30, 2003, we reported patents on our balance sheet, net of amortization, of $658,440. Accumulated amortization was $329,964 at June 30, 2003. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at June 30, 2003 of $658,440.

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

Results of Operations

Development revenues were $39,000 and $431,383, respectively, for the three and six month periods ended June 30, 2003 as compared to $296,510 and $581,260, respectively, for the three and six month periods ended June 30, 2002. All but $81,383 in the first half of 2003 and $6,300 in the first half of 2002 were earned under our license agreement with Nellcor. We have received all of the $2,000,000 in development fees contemplated from Nellcor under our license agreement.

We expect to begin earning royalty revenues from Nellcor in the third quarter of 2003. While Nellcor has begun the initial phase of commercial release of the CapnoProbe product, distribution to date has consisted primarily of limited, "no-charge" placement of product with clinicians for market evaluation purposes. Once

Nellcor commences "for cash" commercial sales of the CapnoProbe product, we expect to earn a customary royalty. This royalty will be a varying percentage of Nellcor's CapnoProbe sales, less a portion to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor.

Net sales were $223,419 and $720,107, respectively for the three and six month periods ended June 30, 2003. These sales consisted of CapnoProbe product sold to Nellcor for its initial product launch and Vasamedics product, as indicated in the table below. We had no sales in the first half of 2002.

-------------------------------------------------------------------------
                                  Three Months            Six Months
                                  Ended June 30          Ended June 30
-------------------------------------------------------------------------
                                 2003        2002         2003       2002
-------------------------------------------------------------------------
CapnoProbe sales to Nellcor   $  152,228       --    $   533,568       --
-------------------------------------------------------------------------
Vasamedics product sales          71,191       --        186,539       --
-------------------------------------------------------------------------
                              $  223,419       --    $   720,107       --
=========================================================================

Cost of goods sold in the second quarter and for the six month period ended June 30, 2003 were $366,660 and $861,408, respectively, which related to products sold to Nellcor and Vasamedics product sales, except for $100,000 in each of the first two quarters of 2003 representing a portion of the minimum annual royalty payable to ICCM. Under our license agreement with ICCM we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales. There were no cost of goods sold in the first half of 2002. Vasamedics product cost of goods sold in the second quarter of 2003 included a warranty provision of $55,869.

Research and development costs for the second quarter of 2003 decreased $123,251 to $321,910 or 28% from $445,161 in the second quarter of 2002. Research and Development costs for the six month period ended June 30, 2003 decreased $373,016 to $607,258 from $980,274 or 38% for the six month period ended June 30, 2002. The reduction in both the first quarter and first half of 2003 compared to 2002 is attributable primarily to the completion of CapnoProbe development efforts early in the first quarter of 2003 and reclassification to cost of goods sold of the $100,000 per quarter of minimum royalties paid to ICCM. Beginning in 2003, we reclassified the minimum royalty payment to cost of goods sold as Nellcor began the initial phase of commercial release of the CapnoProbe product. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. Beginning in the first quarter of 2003, we began directing fewer research and development resources towards the CapnoProbe product and more towards other product applications of our technology base. We may develop these applications jointly with other corporate partner(s) or proceed with these developments on our own. Our research and development costs will vary depending on whether we develop future applications on our own or with partners. In either case, we do not expect our non-CapnoProbe research and development cost to materially decrease. The table below sets forth the various research and development expenses and reimbursements.

--------------------------------------------------------------------------------------------------------------
                                                            Three Months                   Six Months
                                                           Ended June 30                  Ended June 30
--------------------------------------------------------------------------------------------------------------
                                                        2003           2002            2003           2002
--------------------------------------------------------------------------------------------------------------
Nellcor reimbursement                               $         --   $    (77,263)   $         --   $   (150,315)
--------------------------------------------------------------------------------------------------------------
Capitalization of labor and overhead for build of
in-house produced equipment                               (2,102)       (62,183)        (12,292)       (77,362)
--------------------------------------------------------------------------------------------------------------
Manufacturing Infrastructure costs applied to R&D
activities                                                18,815         80,366          11,851        167,141
--------------------------------------------------------------------------------------------------------------
Third party engineering firms - CapnoProbe                    --         63,153           8,414        160,422
--------------------------------------------------------------------------------------------------------------
Materials and supplies consumed in development of
CapnoProbe                                                    --         18,349           6,785         51,716
--------------------------------------------------------------------------------------------------------------
Royalty Payments to ICCM                                      --        100,000              --        200,000
--------------------------------------------------------------------------------------------------------------
All other costs of research and development              305,197        322,739         592,480        628,972
                                                    ------------   ------------    ------------   ------------
--------------------------------------------------------------------------------------------------------------
                                                    $    321,910   $    445,161    $    607,258   $    980,274
                                                    ============   ============    ============   ============
==============================================================================================================

Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining the Company's public status and selling expenses related to the Vasamedics product line. Selling, general and administrative expenses for the second quarters of 2003 and 2002 included charges for and reversals of non-cash compensation expenses of $8,679 and $82,857, respectively, and non-cash compensation reversals and charges in the first six months of 2003 and 2002 were $171,545 and $156,098, respectively, relating to variable accounting applicable to our stock option plan. Excluding these non-cash charges, selling, general and administrative costs for the second quarter of 2003 increased $161,429 to $334,643, or 93%, from $173,214 in the second quarter of 2002 and for the six month period ended June 30, 2003 increased $231,921 to $641,846, or 57%, from $409,925 for the six month period ended June 30, 2002. The increased selling, general and administrative expenses for the first and second quarters of 2003 compared to 2002 are primarily the result of efforts in support of the Vasamedics product line added in the fourth quarter of 2002 and our continuing contractual obligation to have a registration statement on file with the Securities and Exchange Commission for certain shares of our common stock. We expect selling, general and administrative expenses to remain at the first half levels for the balance of 2003, not including charges or credits that might result from non-cash compensation expense.

Interest income, interest expense and other income/expense in the first half of 2003 and 2002 was negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $767,987 for the quarter ended June 30, 2003, compared to a net loss of $239,366 for the quarter ended June 30, 2002. As of June 30, 2003, we had an accumulated deficit of $77,489,312. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

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

In March 2000, we issued convertible promissory notes in the aggregate principal amount of $1,400,000, pursuant to an Investment Agreement with Circle F and Special Situations Fund III, L.P. In December 2001, the $700,000 note held by Special Situations Fund III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. Special Situations Funds III subsequently sold its common stock and warrant in series of separate transactions in the first and second quarter of 2003. In December 2001, the $700,000 principal amount of notes held by Circle F converted into units at a conversion price equal to $12,500 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $1.50 per share for a total of 466,667 shares of common stock and warrants to purchase 116,666 shares of common stock. Circle F beneficially owns approximately 67.5% of our outstanding common stock, including shares of Series A preferred stock and Series B preferred stock, which are convertible into common stock. Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F, Hayden R. Fleming and their affiliates and related companies.

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

Between March 6, 2002 and June 19, 2003, Circle F had advanced $2,689,000 to us, $2,224,000 of which was advanced in 2002 and $465,000 in 2003. These advances were unsecured, bore no interest and contained no conversion features. On June 23, 2003, we entered into a Stock Purchase Agreement pursuant to which Circle F converted an aggregate of $2,689,000 in cash advances into 179,267 shares of our Series B preferred stock at a conversion price of $15.00 per share. Circle F also purchased 57,667 shares of our Series B preferred stock at a purchase price of $15.00 per share and an aggregate purchase price of $865,005. Each share of Series B preferred stock is currently convertible into five shares of our common stock.

Our cash and cash equivalents were $767,397 and $243,752 at June 30, 2003 and December 31, 2002, respectively. The increase in our cash balance is due to the sale of preferred stock offset by the operating losses described above. We incurred cash expenditures of $754,712 for operations and $51,643 for capital expenditures in the first half of 2003.

On June 30, 2003, our accounts receivable balance was $177,711 as compared to $415,753 at December 31, 2002. The primary reasons for the reduction were the collection of a $170,754 receivable from a Vasamedic product customer under an outstanding letter of credit and lower levels of outstanding trade receivables.

Our current liabilities, not including advances from shareholders, were $550,618 at March 31, 2003 as compared to $690,618 at December 31, 2002, or a reduction of $139,922. The reduction reflects the impact of paying two larger items included in the December 31, 2002 balance in the first quarter of 2003 for which no similar liabilities were outstanding at March 31, 2003. The first item was a $77,474 payable to a subcontractor for CapnoProbe instruments shipped to Nellcor in December 2002. The second item was a $82,150 payable to Vasamedics LLC, representing funds received from a customer of Vasamedics LLC for which the Company had no financial interest. Both liabilities were paid in the first quarter of 2003.

In January 2003, we earned the final development fee of $350,000 from Nellcor under our license agreement. We estimate that our current cash balances, anticipated revenues from our Vasamedics product line, which accounted for $71,191 in net sales in the second quarter of 2003, manufacturing and royalty payments from Nellcor, and contract development revenues will be sufficient to fund our operations through the third quarter of 2003. We will need to raise additional capital or obtain contract development fees in order to continue operations after the third quarter of 2003. We estimate that we will need approximately $1,000,000 of additional funding or contract development fees to continue operations through the fourth quarter of 2003. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain additional funding or contract development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

.. Need for Additional Financing (which has resulted in the report of our independent auditors on our 2002 financial statements to contain an explanatory paragraph regarding our ability to continue as a going concern). We estimate that our current cash balances, anticipated revenues from our Vasamedics product line, which accounted for $71,191 in net sales in the second quarter of 2003, manufacturing and royalty payments from Nellcor, and contract development revenues will be sufficient to fund our operations through the third quarter of 2003. The report of the independent auditors on our 2002 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part from equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000,

   Circle F has provided $7,243,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. On June 23, 2003, Circle F converted all of its outstanding cash advances in the amount of $2,689,000 into shares of our Series B preferred stock at a price of $15.00 per share and purchased an additional 57,667 shares of Series B preferred stock at a price of $15.00 per share, or a total of $865,005. Each share of Series B preferred stock is convertible into five shares of our common stock. We will need to raise additional capital or obtain technology development fees in order to continue operations after the third quarter of 2003. There can be no assurance that we will be able to obtain additional funding or technology development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

.. Successful Marketing of the SPP System for Wound Healing Management. We currently distribute the PV2000 SPP System through a combination of direct, dealer and distributor representatives. The dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. We are currently developing a second generation of the PV2000 system for more focused marketing to wound healing management clinics. There can be no assurance that these efforts will result in profitable operations in 2004.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes identified by the principal executive officer and principal financial officer in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On June 23, 2003, we entered into a Stock Purchase Agreement pursuant to which Circle F purchased 57,667 shares of our Series B preferred stock at a purchase price of $15.00 per share and an aggregate purchase price of $865,005. Circle F also converted an aggregate of $2,689,000 in cash advances that it had made to us between March 6, 2002 and June 19, 2003 into 179,267 shares of our Series B preferred stock at a conversion price of $15.00 per share. Each share of Series B preferred stock is currently convertible into five shares of our common stock.

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. In addition, the sales were made in reliance on either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation D of the Securities Act. In such transactions, certain inquiries were made by us to establish that such sales qualified for such exemption from the registration requirements. In particular, we confirmed that with respect to the exemption claimed under
Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from our officers and directors or other persons closely associated with Optical Sensors, (ii) each investor made representations that he or she was sophisticated in relation to this investment (and we have no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits.
                --------

Item
No.                 Description                          Method of Filing
----   ----------------------------------------   ------------------------------
31.1   Certification of Chief Executive Officer   Filed electronically
       pursuant to Rule 13a-14(a) of the          herewith.
       Securities Exchange Act of 1934.


31.2   Certification of Chief Financial Officer   Filed electronically
       pursuant to Rule 13a-14(a) of the          herewith.
       Securities Exchange Act of 1934.


32.1   Certification of Chief Executive Officer   Furnished electronically
       and Chief Financial Officer Pursuant       herewith.
       to 18 U.S.C Section 1350.

        (b)     Reports on Form 8-K
                -------------------

On June 24, 2003, we filed a Current Report on Form 8-K reporting that Circle F Ventures, LLC and Circle F Ventures II, LLC converted outstanding cash advances in the amount of $2,689,000 into 179,267 shares of our Series B preferred stock at a price of $15.00 per share and purchased an additional 57,667 shares of our Series B preferred stock at a price of $15.00 per share, or a total of $865,005. Each share of Series B preferred stock is convertible into five shares of common stock.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OPTICAL SENSORS INCORPORATED


Date  August 14, 2003                   /s/ Paulita M. LaPlante
                                        ----------------------------------------
                                                   Paulita M. LaPlante
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Date  August 14, 2003                   /s/ Wesley G. Peterson
                                        ----------------------------------------
                                                   Wesley G. Peterson
                                        Chief Financial Officer, Vice President
                                           of Finance and Administration and
                                                       Secretary
                                          (Principal Financial and Accounting
                                                      Officer)