Form 10QSB
period 2003-09-30
OPTICAL SENSORS INC
filed 2003-11-13
CIK 907658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

     As of November 10, 2003, the Issuer had 3,191,982 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    [_] Yes   [X] No

================================================================================

                                      Index

                          OPTICAL SENSORS INCORPORATED

Part I.   Financial Information

          Item 1. Financial Statements (Unaudited)

             Balance Sheets - September 30, 2003 and December 31, 2002

             Statements  of  Operations - Three and Nine Month  Periods ended
              September 30, 2003 and September 30, 2002

             Statements of Cash Flows - Nine Month Periods ended  September 30,
              2003 and September 30, 2002

             Notes to Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Item 3. Controls and Procedures

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K

                          Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                          Optical Sensors Incorporated
                                 Balance Sheets

                                                September 30,      December 31,
                                                    2003              2002
                                                -------------------------------
                                                 (Unaudited)         (Note)
Assets
Current assets:
   Cash and cash equivalents                    $      49,913    $      243,752
   Accounts receivable                                409,753           415,753
   Inventories                                        265,740           259,706
   Prepaid expenses and other current assets           67,768           122,373
                                                -------------------------------
Total current assets                                  793,174         1,041,584
Property and equipment:
   Leased equipment                                 1,157,989         1,157,989
   Research and development equipment                 966,807           916,053
   Leasehold improvements                             340,802           340,802
   Furniture and equipment                            242,855           206,425
   Production equipment                               506,601           509,576
                                                -------------------------------
                                                    3,215,054         3,130,845
   Less accumulated depreciation                   (2,884,867)       (2,842,964)
                                                -------------------------------
                                                      330,187           287,881
Other assets:
   Research and development supplies                  433,193           610,650
   Patents, net of accumulated amortization
    -- 2003 $ 337,560: and 2002 - $ 314,745           689,084           665,206
   Other assets                                         9,723             9,723
                                                -------------------------------
                                                    1,132,000         1,285,579
                                                -------------------------------
Total assets                                    $   2,255,361    $    2,615,044
                                                ===============================
Liabilities and shareholders' equity (deficit)
Current liabilities:
   Advances from shareholder                    $          --    $    2,224,000
   Customer deposits                                   65,614           220,310
   Accounts payable                                   211,197           212,942
   Employee compensation                              126,991            98,140
   Other liabilities and accrued expenses             100,416           104,299
   Warranty reserve                                    49,246                --
   Accrued interest payable                            54,849            54,849
                                                -------------------------------
Total current liabilities                             608,313         2,914,540
Shareholders' equity (deficit)
Convertible preferred stock, par value $.01
 per share:
   Authorized shares - 5,000,000
   Issued and outstanding shares - 2003 -
    4,570,268; and 2002 - 4,333,334                    45,703            43,333
 Common stock, par value $.01 per share:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 2003 -
    3,191,982; and 2002 - 3,190,047
                                                       31,920            31,901
 Additional paid-in capital                        79,963,055        76,367,608
 Accumulated deficit                              (78,364,587)      (76,706,032)
 Unearned compensation                                (29,043)          (36,306)
                                                -------------------------------
Total shareholders' equity (deficit)                1,647,048          (299,496)
                                                -------------------------------
Total liabilities and shareholders'
 equity (deficit)                               $   2,255,361    $    2,615,044
                                                ===============================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations
                                   (Unaudited)


                                               Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                             2003           2002          2003             2002
                                          ---------------------------------------------------------
Revenues:
   Product development fees               $   116,784    $   18,651    $    548,167    $    599,911
   Sales                                      443,499            --       1,163,606              --
   Royalty revenues                               426                           426
                                          ---------------------------------------------------------
                                              560,709        18,651       1,712,199         599,911
Operating expenses:
   Cost of goods sold                         500,020            --       1,361,428              --
   Research and development expenses          445,296       572,548       1,052,554       1,552,822
   Selling, general and administrative
    expenses                                  491,589       146,359         961,890         712,382
                                          ---------------------------------------------------------
Operating loss                               (876,196)     (700,256)     (1,663,673)     (1,665,293)
Interest income                                    --            49              88             920
Other income                                      921        21,450           5,030          32,479
                                          ---------------------------------------------------------
                                                  921        21,499           5,118          33,399
                                          ---------------------------------------------------------
Net loss                                  $  (875,275)   $ (678,757)   $ (1,658,555)   $ (1,631,894)
                                          =========================================================
Net loss per common share:
Basic and diluted                         $      (.27)   $     (.21)   $       (.52)   $       (.63)
                                          =========================================================
Shares used in calculation of net
 loss per share                             3,190,951     3,190,132       3,190,352       2,597,453
                                          =========================================================


See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows
                                  (Unaudited)

                                                       Nine Months Ended
                                                September 30,     September 30,
                                                    2003              2002
                                                -------------------------------
Operating activities
Net loss                                        $  (1,658,555)   $   (1,631,894)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Non-cash compensation expense                       39,669           117,233
   Depreciation and amortization                       74,955           102,591
   Write-off of research and development
    supplies                                          102,376                --
   Changes in operating assets and
    liabilities:
      Receivables                                       6,000           (26,842)
      Inventories                                      (6,034)               --
      Prepaid expenses and other assets                82,993          (426,670)
      Accounts payable and accrued expenses           (82,227)          348,898
      Deferred revenue                                     --          (542,500)
                                                -------------------------------
Net cash used in operating activities              (1,440,823)       (2,059,184)

Investing activities
Purchases of property and equipment                   (87,183)          (78,392)
                                                -------------------------------
Net cash used in investing activities                 (87,183)          (78,392)

Financing activities
Proceeds from notes payable                           465,000         1,520,000
Net proceeds from issuance of common stock              4,167                --
Net proceeds from issuance of preferred
 stock                                                865,000                --
                                                -------------------------------
Net cash provided by financing activities           1,334,167         1,520,000
                                                -------------------------------
(Decrease) in cash and cash equivalents              (193,839)         (617,576)
Cash and cash equivalents at beginning of
 period                                               243,752           664,569
                                                -------------------------------
Cash and cash equivalents at end of period      $      49,913    $       46,993
                                                ===============================

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2003

Note A - Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2002.

Stock-Based Compensation:

The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation for the three and nine months ended September 30:

                                                            Three Months                  Nine Months
                                                        Ended September 30,           Ended September 30,
                                                    ---------------------------------------------------------
                                                        2003           2002           2003           2002
                                                    ---------------------------------------------------------
Net loss as reported                                $   (875,275)  $   (678,757)  $ (1,658,555)  $ (1,631,894)
Add: stock-based compensation (credit) cost
 included in the determination of net loss
 as reported                                             213,635        (38,865)        39,669        117,233
Less: stock-based compensation that would have
 been included in the determination of net loss
 if the fair value method had been applied               (94,107)       (45,106)      (282,321)      (135,318)
                                                    ---------------------------------------------------------
Pro forma net loss                                  $   (755,747)  $   (762,728)  $ (1,901,207)  $ (1,649,979)
                                                    =========================================================
Net basic and diluted loss per share:
   As reported                                      $       (.27)  $       (.21)  $       (.52)  $       (.63)
   Pro forma                                        $       (.24)  $       (.24)  $       (.60)  $       (.64)

Product Warranties

The Company offers a warranty on its Vasamedics products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company's product warranty liability during the three and nine months ended September 30, 2003 and 2002 were as follows:

                                         Three Months           Nine Months
                                      Ended September 30     Ended September 30
                                     -------------------------------------------
                                        2003       2002        2003       2002
                                     -------------------------------------------
Balance at beginning of period       $  55,869   $     --   $      --   $     --
Warranty expenses recognized             2,394         --      59,752         --
Warranty expenditures incurred            (130)        --      (1,619)        --
Adjustments to liability estimates      (8,887)        --      (8,887)        --
                                     -------------------------------------------
Balance at end of period             $  49,246   $     --   $  49,246   $     --
                                     ===========================================

Net Loss Per Share:
-------------------

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Options and warrants were outstanding during the quarters ended September 30, 2003 and 2002, but were not included in the computation of diluted net loss per common share because the effect would be anti-dilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

The Company also provided earn-out compensation to two of the former owners of Vasamedics through the use of cash payments and options that vest contingent on achieving certain future sales milestones over the first three years following the acquisition. The maximum cash payments that can be earned is $220,000 and the maximum number of options is 75,000. The amount of cash payments and the fair value of the options will be recognized as additional purchase price for the acquisition of Vasamedics when, and if, the criteria for vesting are met. No additional purchase price has been accrued as of September 30, 2003.

Note C - Inventories

Inventories consisted of the following:

                  September 30,   December 31,
                      2003            2002
                  ----------------------------
Finished goods    $      21,238   $     36,255
Work in process          19,709         11,122
Raw materials           224,793        212,329
                  ----------------------------
                  $     265,740   $    259,706
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

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. Nellcor made milestone payments of $750,000 in September 2001, $500,000 in December 2001, $400,000 in November 2002, and $350,000 in February
2003, for a total of $2,000,000. The milestone payments were recognized as revenue when received except for the initial payment of $750,000 that was amortized over the development period through the first half of 2002. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company also entered into a Supply Agreement with Nellcor under which the Company would manufacture the CapnoProbe for Nellcor for a transition period, until Nellcor established its own manufacturing operations. The Company expects that Nellcor will establish its manufacturing operations in the fourth quarter of 2003.

Note E - Variable Accounting Rules and Compensation Expense

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

                           2003        2002
                        ----------   ---------
First Quarter           $ (180,224)  $ 238,955
Second Quarter               6,258     (82,857)
Third Quarter              213,635     (38,865)
Fourth Quarter                 n/a     137,748
                        ----------   ---------
   Total Year To Date   $   39,669   $ 254,981
                        ==========   =========

Note F - Bridge Loan Agreements

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

Note G - Conversion of Advances from Shareholder and Purchase of Series B Preferred Stock

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in "Risk Factors." We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Overview

Since October 1998, we have been focusing our resources on development and commercialization of the CapnoProbe(TM), which is a handheld device with a CO//2// probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO//2//of the mucous membrane in the mouth
-- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion is frequently difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, noninvasive method to objectively determine when a patient has inadequate tissue perfusion.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. Immediately following this agreement, we began the process of re-designing the CapnoProbe to Nellcor's specifications. At the same time, we also entered into a supply agreement with Nellcor under which we would manufacture the CapnoProbe for Nellcor for a transition period until Nellcor established its own manufacturing operations. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. We expect Nellcor will establish its own manufacturing operations in the fourth quarter of 2003, at which time our production of the CapnoProbe product will cease. The terms of the supply agreement with Nellcor provide that Nellcor would advance funds to us for the purchase of substantially all the materials and components required to manufacture the CapnoProbe system. We repay these advances to Nellcor via pro-rated credits against subsequent billings from us to Nellcor. The intent of this arrangement was that we would not utilize our own operating capital for materials and components. We retained the rights to tissue carbon dioxide sensing and monitoring for all applications other than the detection and monitoring of shock. We believe these rights are valuable for other applications of non-invasive tissue carbon dioxide monitoring, such as monitoring changes in local and regional perfusion and monitoring during surgery or during esophageal or colorectal exams.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $158,000 and consisted of paying off certain debt of Vasamedics. In addition, two former owners of Vasamedics are eligible for cash payments and options that vest if we achieve certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options is 75,000, which will be accounted for as additional purchase price when, and if, such milestones are met. As of September 30, 2003, no sales milestones have been met. We funded the purchase price with advances from Circle F Ventures LLC, Circle F Ventures II, LLC and their affiliates. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II,

LLC and their affiliates as Circle F, and they beneficially own approximately 67.5% of our common stock. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with our proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate systemic tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Changes from normal local or regional tissue perfusion may be an indication of lack of blood flow to an organ, lack of that organ's ability to use oxygen being delivered to it and/or lack of normal vasculature of the organ e.g. cancer. Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.

We are currently developing a second generation of the Vasamedics product line PV2000 Skin Perfusion Pressure ("SPP") System. This second generation product provides two benefits.

..    First this product will be more focused on the wound management market. The wound management market is principally comprised of patients with foot ulcers. Foot ulcers affect 15% (2.4 million) of all diabetics (16 million) in the United States. Five percent of patients with diabetes undergo toe or foot amputation secondary to intractable ulceration. In 1993, there were 34,000 toe amputations. The Vasamedics SPP is unique in that it reliably predicts wound healing, is user-friendly and can be used in a wider variety of foot wound situations than conventional technology.

..    Second this product can be used as part of our non-invasive hemodynamic platform. This platform is one in which we intend to include modularized systems such as SPP, tissue carbon dioxide, tissue pH, pulse oximetry and non-invasive cardiac output (the latter three modules are currently under development). A platform that includes multiple parameters all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. The non-acute care settings (approximately 50,000 sites) have a real need for this information because there are well over 100 million office visits for cardio-respiratory symptoms each year.

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

Research and Development Supplies

At September 30, 2003, research and development supplies with a carrying value of $433,193 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value of $433,193.

Patents and Impairment Review

At September 30, 2003, we recorded patents on our balance sheet, net of amortization, of $689,084. Accumulated amortization was $337,560 at September 30, 2003. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at September 30, 2003 of $689,084.

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

Results of Operations

Development revenues were $116,784 and $548,167, respectively, for the three and nine month periods ended September 30, 2003 as compared to $18,651 and $599,911, respectively, for the three and nine month periods ended September 30, 2002. Development fees earned under our license agreement with Nellcor accounted for $350,000 or 26% of our total fees for the first nine months of 2003 as compared to $591,711 or 99% of development fees for the first nine months of 2002. We have received and earned all of the $2,000,000 in development fees contemplated from Nellcor under our license agreement.

Royalty revenues of $426 from the sale of the CapnoProbe product were recognized in the third quarter of 2003. These were for incidental sales made by Nellcor in the prior quarter. Nellcor commenced "for cash" commercial sale of the CapnoProbe product in the third quarter of 2003. This royalty is a varying percentage of Nellcor's CapnoProbe sales, less a portion to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor.

Net sales were $443,499 and $1,163,606, respectively for the three and nine month periods ended September 30, 2003. These sales consisted of CapnoProbe product and Vasamedics product, as indicated in the table below. We had no sales in the first nine months of 2002.

--------------------------------------------------------------------------------
                              Three Months              Nine Months
                              Ended September 30        Ended September 30
--------------------------------------------------------------------------------
                                 2003         2002         2003          2002
--------------------------------------------------------------------------------
CapnoProbe sales to Nellcor   $   306,824      --      $   840,392        --
--------------------------------------------------------------------------------
Vasamedics product sales          136,675      --          323,214        --
--------------------------------------------------------------------------------
                              $   443,499      --      $ 1,163,606        --
================================================================================

Cost of goods sold in the third quarter and for the nine month period ended September 30, 2003 were $500,020 and $1,361,428, respectively, all of which related to products sold to Nellcor and Vasamedics product sales, except for $100,000 in each of the first three quarters of 2003 which represented a portion of the minimum annual royalty payable to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales. There were no cost of goods sold in the first three quarters of 2002. Vasamedics product cost of goods sold in the first three quarters of 2003 also included a warranty provision of $50,865.

Research and development costs for the third quarter of 2003 decreased $127,252 to $445,296 or 22% from $572,548 in the third quarter of 2002. Research and Development costs for the nine month period ended September 30, 2003 decreased $500,268 to $1,052,554 from $1,552,822 or 34% for the nine month period ended September 30, 2002. The reduction in both the third quarter and first nine months of 2003 compared to 2002 is attributable primarily to the completion of CapnoProbe development efforts early in the first quarter of 2003 and reclassification to cost of goods sold of the $100,000 per quarter of minimum royalties paid to ICCM. Beginning in 2003, we recorded the minimum royalty payment to cost of goods sold as Nellcor began the initial phase of commercial release of the CapnoProbe product. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. In the third quarter of 2003, we consumed ABG modules valued at $55,400 in certain research projects, reducing prepaid research and development supplies by that amount. Also in the third quarter of 2003, we completed a management review prioritizing product development projects. One project, whose priority was lowered significantly because of the lack of third party interest, would have utilized certain prepaid research and development supplies valued at $102,376. Accordingly, these supplies were written off as obsolete in the third quarter of 2003. Beginning in the first quarter of 2003, we began directing fewer research and development resources towards the CapnoProbe product and more resources towards other product applications of our technology base. Currently, we are developing these applications on our own, but we may develop one or more applications jointly with other corporate partner(s). In either case, we do not expect our non-CapnoProbe research and development cost to materially decrease in the foreseeable future. The table below sets forth the various research and development expenses and reimbursements.

-------------------------------------------------------------------------------
                              Three Months            Nine Months
                              Ended September 30      Ended September 30
-------------------------------------------------------------------------------
                                2003        2002         2003          2002
-------------------------------------------------------------------------------
Nellcor reimbursement         $      --   $ (62,761)  $        --   $  (213,076)
-------------------------------------------------------------------------------
Capitalization of labor and
overhead for build of
in-house produced equipment      (9,104)        970       (21,396)      (76,392)
-------------------------------------------------------------------------------
Manufacturing
Infrastructure costs
applied to R&D  activities.          --     121,765        11,851       288,906
------------------------------------------------------------------ ------------
Third party engineering
firms - CapnoProbe                   --      50,342         8,414       210,764
-------------------------------------------------------------------------------
Materials and supplies
consumed in development of
CapnoProbe                           --      55,786         6,785       107,502
-------------------------------------------------------------------------------
Prepaid R&D Supplies
Consumed                         55,800          --        55,800            --
-------------------------------------------------------------------------------
Prepaid R&D Supplies
Obsoleted                       102,376          --       102,376            --
-------------------------------------------------------------------------------
Royalty Payments to ICCM             --     100,000            --       300,000

-------------------------------------------------------------------------------
All other costs of research
and development                 296,224     306,446       888,724       935,118
                              ---------   ---------   -----------   -----------
-------------------------------------------------------------------------------
                              $ 445,296   $ 572,548   $ 1,052,554   $ 1,552,822
                              =========   =========   ===========   ===========
===============================================================================

Selling, general and administrative costs for the third quarter of 2003 increased $345,230 to $491,589 or 236%, from $146,359 in the third quarter of 2002 and, for the nine month period ended September 30, 2003, increased $249,508 to $961,890, or 35%, from $712,382 for the nine month period ended September 30, 2002. The increased selling, general and administrative expenses for the third quarter and nine month period ended September 30 of 2003 compared to 2002 are primarily the result of efforts in support of the Vasamedics product line added in the fourth quarter of 2002 and charges and reversals of non-cash compensation expenses relating to variable accounting applicable to our stock option plan. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining the Company's public status, selling expenses related to the Vasamedics product line, and non-cash compensation related to variable accounting applicable to our stock option plan. We expect selling, general and administrative expenses to remain at the third quarter levels for the balance of 2003, not including charges or credits that might result from non-cash compensation expense.

-------------------------------------------------------------------------------
                              Three Months            Nine Months
                              Ended September 30      Ended September 30
-------------------------------------------------------------------------------
                                2003        2002         2003           2002
-------------------------------------------------------------------------------
Non-cash compensation           213,635     (38,865)       39,669       117,233
-------------------------------------------------------------------------------
Vasamedics selling and          107,000          --       296,000            --
administrative costs
-------------------------------------------------------------------------------
All other selling, general
and administrative costs        170,954     185,224       626,221       595,149
                              ---------   ---------   -----------   -----------
-------------------------------------------------------------------------------
                              $ 491,589   $ 146,359   $   961,890   $   712,382
                              =========   =========   ===========   ===========
===============================================================================

Interest income, interest expense and other income/expense in the first three quarters of 2003 and 2002 was negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $875,275 for the quarter ended September 30, 2003, compared to a net loss of $678,757 for the quarter ended September 30, 2002. As of September 30, 2003, we had an accumulated deficit of $78,364,587. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Certain Important Factors."

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

Our current liabilities, not including advances from shareholders, were $608,313 at September 30, 2003 as compared to $690,540 at December 31, 2002, or a reduction of $82,227. The reduction reflects the impact of paying two larger items included in the December 31, 2002 balance in the first quarter of 2003 for which no similar liabilities were outstanding at September 30, 2003, offset partially by the recognition of a warranty reserve obligation of $49,246 as of September 30, 2003. The first item was a $77,474 payable to a subcontractor for CapnoProbe instruments shipped to Nellcor in December 2002. The second item was a $82,150 payable to Vasamedics LLC, representing funds received from a customer of Vasamedics LLC for which the Company had no financial interest. We paid both liabilities in the first quarter of 2003.

Our cash and cash equivalents were $49,913 at September 30, 2003 and $243,752 at December 31, 2002. The decrease in our cash balance is due to the proceeds from notes payable and the sale of preferred stock being more than offset by the operating losses described above. We incurred cash expenditures of $1,440,823 for operations and $87,183 for capital expenditures in the first nine months of 2003.

We will need to raise additional capital or obtain contract development fees in order to continue operations in the fourth quarter of 2003. We estimate that we will need approximately $3,000,000 from product sales, royalty revenues, contract development fees and additional funding to continue operations through 2004. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources or additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Certain Important Factors

In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent auditors on our 2002 financial statements to contain an explanatory paragraph regarding our ability to continue as a going concern). We estimate that our current cash balances, anticipated revenues from our Vasamedics product line, manufacturing and royalty payments from Nellcor, and contract development revenues will be sufficient to fund our operations into the fourth quarter of 2003. The report of the independent auditors on our 2002 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part from equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000, Circle F has provided $7,243,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. On June 23, 2003, Circle F converted all of its outstanding cash advances in the amount of $2,689,000 into shares of our Series B preferred stock at a price of $15.00 per share and purchased an additional 57,667 shares of Series B preferred stock at a price of $15.00 per share, or a total of $865,005. Each share of Series B preferred stock is convertible into five shares of our common stock. We estimate that we will need approximately $3,000,000 from product sales, royalty revenues, contract development fees or additional funding to continue operations through 2004. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Successful Marketing of the SPP System for Wound Healing Management. We currently distribute the PV2000 SPP System through a combination of direct sales and dealer and distributor representatives. The dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. We are currently developing a second generation of the PV2000 system for more focused marketing to wound healing management clinics. There can be no assurance that these efforts will result in profitable operations in 2004.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate. There were no changes identified by our principal executive officer and principal financial officer in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.
      --------

Item
No.      Description                                    Method of Filing
------   --------------------------------------------   -----------------------

10.1     2003 Stock Option Plan                         Filed electronically
                                                        herewith.

31.1     Certification of Chief Executive Officer       Filed electronically
         pursuant to Rule 13a-14(a) of the Securities   herewith.
         Exchange Act of 1934.

31.2     Certification of Chief Financial Officer       Filed electronically
         pursuant to Rule 13a-14(a) of the Securities   herewith.
         Exchange Act of 1934.

32.1     Certification of Chief Executive Officer and   Furnished electronically
         Chief Financial Officer Pursuant to 18 U.S.C   herewith.
         Section 1350.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OPTICAL SENSORS INCORPORATED


Date      November 13, 2003              /s/         Paulita M. LaPlante
                                        ----------------------------------------
                                                     Paulita M. LaPlante
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                          Officer)


Date      November 13, 2003              /s/       Wesley G. Peterson
                                        ----------------------------------------
                                                   Wesley G. Peterson
                                              Chief Financial Officer, Vice
                                                President of Finance and
                                         Administration and Secretary (Principal
                                            Financial and Accounting Officer)