Form 10QSB/A
period 2003-06-30
OPTICAL SENSORS INC
filed 2004-04-01
CIK 907658

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended June 30, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our quarterly report on Form 10-QSB in its entirety.


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



Our current liabilities, not including advances from shareholders, were $631,800 at June 30, 2003 as compared to $690,540 at December 31, 2002, or a reduction of $58,740. The reduction reflects the impact of paying two larger items included in the December 31, 2002 balance in the first quarter of 2003 for which no similar liabilities were outstanding at June 30, 2003. The first item was a $77,474 payable to a subcontractor for CapnoProbe instruments shipped to Nellcor in December 2002. The second item was a $82,150 payable to Vasamedics LLC, representing funds received from a customer of Vasamedics LLC for which the Company had no financial interest. Both liabilities were paid in the first quarter of 2003. In addition, the Company recognized a warranty reserve of $55,869 in the second quarter of 2003.

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

Item 3. Controls and Procedures



As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                        OPTICAL SENSORS INCORPORATED


Date  April 1, 2004                     /s/ Paulita M. LaPlante
                                        ----------------------------------------
                                                   Paulita M. LaPlante
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Date  April 1, 2004                     /s/ Wesley G. Peterson
                                        ----------------------------------------
                                                   Wesley G. Peterson
                                        Chief Financial Officer, Vice President
                                           of Finance and Administration and
                                                       Secretary
                                          (Principal Financial and Accounting
                                                      Officer)