Form 10QSB/A
period 2003-09-30
OPTICAL SENSORS INC
filed 2004-04-01
CIK 907658

================================================================================

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended September 30, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our quarterly report on Form 10-QSB in its entirety.


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

Item 3. Controls and Procedures



As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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