Form 10KSB
period 2003-12-31
OPTICAL SENSORS INC
filed 2004-04-09
CIK 907658

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark one)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2003 were $2,123,861.

     As of March 22, 2004, 3,208,289 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $7,162,684.

     Transitional Small Business Disclosure Format (check one):
YES [_]  NO [X]

================================================================================

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Description Of Business.............................................1
Item 2.   Properties..........................................................8
Item 3.   Legal Proceedings...................................................8
Item 4.   Submission Of Matters To A Vote Of Security Holders.................8

                                     PART II

Item 5.   Market For The Registrant's Common Equity And
          Related Stockholder Matters.........................................9
Item 6.   Management's Discussion And Analysis Or Plan Of Operation..........10
Item 7.   Financial Statements...............................................20
Item 8.   Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosure...........................................40
Item 8a.  Controls And Procedures............................................40

                                    PART III

Item 9.   Directors And Executive Officers Of The Registrant; Compliance
          With Section 16(A) Of The Exchange Act.............................41
Item 10.  Executive Compensation.............................................44
Item 11.  Security Ownership Of Certain Beneficial Owners And Management.....48
Item 12.  Certain Relationships And Related Transactions.....................50

                                     PART IV

Item 13.  Exhibits And Reports On Form 8-K...................................51
Item 14.  Principal Accountants Fees And Services............................51

                                      OTHER

          Signature Page.....................................................53

          Exhibit Index......................................................54

                                     PART I
                                     ------

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Risk Factors."

     As used in this Form 10-KSB, references to "Optical Sensors," the "Company," "we" or "us" refer to Optical Sensors Incorporated, unless the context otherwise indicates. We own or have the rights to use various trademarks, trade names or service marks, including the Optical Sensors name.

Item 1.   DESCRIPTION OF BUSINESS.

General

Optical Sensors Incorporated is a technology development company specializing in low-cost sensors and instruments for non-invasive assessment of critical hemodynamic parameters. Our mission is to leverage proprietary sensor technologies into innovative and low cost applications for minimally-to-non-invasive medical diagnostic and management products. Our core technology of sensors, hardware and software systems can be incorporated into a variety of low-cost, fluid, blood and tissue-contacting measurement systems.

We were originally founded in 1989 to develop a point-of-care monitoring system using proprietary fiber-optic chemical and manufacturing technology. In January 1997, we introduced our first product, the SensiCath(TM) Blood Gas Monitoring System. The SensiCath System was a unique, bedside monitor for use in measuring three critical blood parameters: pH (the acid/base balance), PCO//2// (carbon dioxide) and PO//2// (oxygen). Although the SensiCath System was a technical success, we were unable to profitably manufacture and sell the SensiCath. As a result, we suspended sales activity of the SensiCath System in January 1999 and reduced expenses and personnel (including sales and marketing personnel) in order to focus our resources on development and commercialization of the non-invasive CapnoProbe Sensor System. This handheld device uses our carbon dioxide, or CO//2//, technology in a probe that is slipped under the tongue like a thermometer. It non-invasively measures the tissue CO//2// of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal. Diagnosis of inadequate tissue perfusion may be difficult in its early stages when the signs and symptoms are masked by the body's natural compensatory mechanisms that preserve blood supply to vital organs by reducing blood flow to other organs. If treatment is delayed to the point that the body's compensatory systems can no longer maintain adequate circulation and vital tissue perfusion, the consequences can be disastrous for the patient. To date, there has been no rapid, low-cost, non-invasive method to objectively determine when a patient has inadequate tissue perfusion. In April 2001, we received 510(k) clearance from the Food and Drug Administration, or FDA, to market the current configuration of the CapnoProbe Sensor System.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett, or Nellcor, under which Nellcor is the exclusive worldwide manufacturer and distributor of CapnoProbe(TM). We retained the rights to tissue carbon dioxide sensing and monitoring for all applications other than the detection and monitoring of shock. We believe these rights are valuable for other applications of non-invasive tissue carbon dioxide monitoring, such as monitoring changes in local and regional perfusion and monitoring during surgery or during esophageal or colorectal exams. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. We received a total of $2 million in milestone payments in 2001, 2002 and 2003 under the license agreement. We also entered into a supply agreement with Nellcor under which we manufactured the CapnoProbe for Nellcor for a transition period, while Nellcor established its own manufacturing operations. Nellcor established its own manufacturing operation in Mexico in the fourth quarter of 2003, at which time our production of the CapnoProbe product ceased. Future CapnoProbe revenues will be from royalty payments from Nellcor to us, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. The royalty rates are based upon a net gross margin calculation for the disposable components and an aggregate gross margin calculation for the instrument.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The purchase price was approximately $158,000 and consisted of paying off certain debt of Vasamedics. In addition, two former owners of Vasamedics are eligible for cash payments and options that vest if we achieve certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options is 75,000, which will be accounted for as additional purchase price when, and if, such milestones are met. As of December 31, 2003, no sales milestones have been met. We funded the purchase price with advances from Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as Circle F, and they beneficially own approximately 67.3% of our common stock, assuming the conversion of their Series A and Series B preferred stock. We also hired four employees of Vasamedics and retained one former employee of Vasamedics as an independent contractor. The acquisition enables us to incorporate mechanical assessment of perfusion (the use of a laser Doppler sensor and velocimeter combined with pressure) with our proprietary metabolic means of assessing perfusion (the use of carbon dioxide, pH, oxygen and hematocrit sensor systems). Inadequate systemic tissue perfusion (blood flow into the tissues) is a clinical syndrome known as shock. Changes from normal local or regional tissue perfusion may be an indication of lack of blood flow to an organ, lack of that organ's ability to use oxygen being delivered to it and/or lack of normal vasculature of the organ (e.g., cancer). Additionally, the acquisition provides us direct sales contact with customers in areas of future market interest.

The CapnoProbe

The CapnoProbe is a handheld device with a CO//2// probe that is slipped under the tongue like a thermometer that non-invasively measures the tissue CO//2// of the mucous membrane in the mouth -- a sensitive measure that can indicate reduced blood flow to non-vital organs. Reduced blood flow, or "hypoperfusion," can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. The CapnoProbe's disposable CO//2// probe is self-calibrating and provides CO//2// readings in approximately one minute. One CapnoProbe sensor will be used on one patient for a single measurement. Multiple measurements would be made depending on the severity of the patient's state and response to therapy. The CapnoProbe instrument is portable, rugged and battery operated.

Vasamedics Product Line

Vasamedics provides laser Doppler instrumentation for blood flow and skin perfusion pressure monitoring. Patients served by this technology include those with chronic foot ulcers, diabetics, and candidates for amputation. Vasamedics LASERDOPP(R) PV2000 measures Skin Perfusion Pressure ("SPP") to provide a quantitative evaluation of small vessel disease in these patients. Other competing test methods provide only qualitative information or they are too time consuming and insensitive. The PV2000 also provides Pulse Volume waveform analysis, which allows caregivers to interpret intraluminal changes in connection with occlusive disease. Vasamedics Laserflo BPM/2/ technology allows monitoring of microvascular blood flow in tissue at risk of ischemic injury. This product provides information via laser and fiber optics technology.

We are currently developing a second generation of the Vasamedics product line, called SensiLase(TM) PAD 3000 Skin Perfusion Pressure System. This second generation product provides two benefits.

..    First, this product will be more focused on the wound management market.
     The wound management market is principally comprised of patients with foot ulcers. Foot ulcers affect 15% (2.4 million) of all diabetics (16 million) in the United States. Five percent of patients with diabetes undergo toe or foot amputation secondary to intractable ulceration. On average there are 34,000 toe amputations a year. The Vasamedics SPP is unique in that it reliably predicts wound healing, is user-friendly and can be used in a wider variety of foot wound situations than conventional technology.

..    Second, this product can be used as part of our non-invasive hemodynamic platform. We intend to include modularized systems such as SPP, tissue carbon dioxide, tissue pH, pulse oximetry and non-invasive cardiac output (the latter three modules are currently under development) in this platform. A platform that includes multiple parameters, all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. The non-acute care settings (approximately 50,000 sites) have a real need for this information because there are well over 100 million office visits for cardio-respiratory symptoms each year.

We submitted the second-generation product, SensiLase, to the Food and Drug Administration as a 510(k) Class II device in the first quarter of 2004, and we expect clearance-to-market late in the second quarter or early in the third quarter of 2004.

Sales and Marketing

We do not maintain any sales or marketing personnel for CapnoProbe. We excluded from the license we granted to Nellcor forward military applications of the CapnoProbe. Specifically, the Company's business development function is investigating sales of CapnoProbe to military organizations for use in triage of soldiers in combat situations.

We have sales and marketing personnel that support sales of the Vasamedics product through a group of five independent U.S. dealer representatives and one independent contractor. We also have distributors that sell Vasamedics product in Mexico, Germany, Turkey, Canada, Singapore and Japan. In January 2004, we hired a Vice President of Sales and Marketing to create and implement a market and sales distribution strategy for the SensiLase and the complimentary hemodynamic monitors that are under development.

Research and Development

Our research and development staff completed the incorporation of the Nellcor product and market specifications into the design of the CapnoProbe technology and is currently supporting the launch of the SensiLase as well as developing other non-invasive metabolic perfusion systems such as a local/regional tissue perfusion system. The Vasamedics technology complements these activities because the laser Doppler technology provides a means to assess mechanical blood flow. Our research and development expenses for the fiscal years ended December 31, 2003 and 2002 were $1,335,406 and $1,829,035, respectively. We anticipate that we will continue to spend significant amounts on research and development activities for the foreseeable future.

Manufacturing and Supply

We maintain approximately 4,000 square feet of manufacturing space, which includes a Class 10,000 clean room. We use this space and capability to manufacture our Vasamedics product and to provide prototype manufacturing for new products.

Competition

Competition in the medical device industry in general is intense and expected to increase. To our knowledge, however, there are no commercially available products that would directly compete with the CapnoProbe. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO//2// in the tissue of the stomach wall as an indicator of shock and has only recently been introduced to critical care medicine. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO//2// as a method of diagnosing shock since there is evidence that if elevated CO//2// cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

We believe that the principal competitive factors for the CapnoProbe will be accuracy, rapid results, cost-effectiveness and price. Our competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the CapnoProbe.

Our Vasamedics product line has four main competitors: Perimed AB, Moor Instruments Ltd., Transonic Systems Inc. and Oxfor Optronix Ltd. Each company has different capabilities and approaches to the determination of local/regional tissue perfusion. We believe that the incorporation of our technology into the Vasamedics instrument will result in a differentiable and improved perfusion diagnostic system in comparison to our competitors. There can be no assurance that Vasamedics competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the Vasamedics product.

Patents and Proprietary Rights

We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice 35 U.S. patents covering our technology, eight of which are specifically related to the CapnoProbe and four of which specifically cover Vasamedics products. One material patent will expire in 2013, and all of our other material patents expire in 2018 or later. We have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.

In July 1998, we entered into a patent license agreement with the Institute of Critical Care Medicine, or ICCM, which provides us with the exclusive, worldwide right under ICCM's pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product developed by us is subject to royalties under the license agreement. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. We are also obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe product. We granted Nellcor exclusive manufacturing and distribution rights to the CapnoProbe product for the "assessment of systemic hypoperfusion" or, in lay terms, shock. We excluded from the license we granted to Nellcor forward military applications of the CapnoProbe product. Future CapnoProbe revenues will be from royalty payments from Nellcor to us, less a royalty to be paid by Nellcor on our behalf to ICCM, pursuant to our license agreement with ICCM and subsequent agreements among us, ICCM and Nellcor. The royalty rates are based upon a net gross margin calculation for the disposable components and an aggregate gross margin calculation for the instrument.

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

In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). In general, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive pre-market approval ("PMA") by the FDA to ensure their safety and effectiveness.

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

We also have 510(k) clearance to market both the Vasamedics LASERDOPP PV2000 and BPM/2/ products. Both systems consist of reusable components and bench top instruments.

We are also subject to regulation in each of the foreign countries in which we sell our products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. Delays in receipt of such approvals or clearances, or a failure to receive such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business. To date, we have not experienced significant difficulty in complying with these regulations. In February 1997, we received the European Medical Devices Directorate ("MDD") approval to place the "CE" mark on our products. The CE mark enables our products to be marketed, sold and used throughout the European Union, subject to limited "safeguard" powers of member states. As a result of our recent acquisition of the Vasamedics product line, we are in the process of integrating quality systems and are planning to recertify our quality systems to meet MDD during 2004.

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

Employees

As of January 1, 2004, we had 23 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Item 2.   PROPERTIES.

Our facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. We lease these facilities pursuant to a lease that expires on March 31, 2006. The lease provides for rent of approximately $18,600 per month, including base rent and a pro rata share of operating expenses and real estate taxes.

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

Quarter Ended                High         Low
-----------------------   ----------   ----------
December 31, 2003         $     5.00   $     3.75
September 30, 2003              4.75         3.00
June 30, 2003                   3.30         3.00
March 31, 2003                  4.90         3.00
December 31, 2002         $     6.00   $     3.32
September 30, 2002              3.96         3.12
June 30, 2002                   4.50         2.70
March 31, 2002                  4.32         2.22

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

As of March 15, 2004, we had approximately 94 stockholders of record and 2200 beneficial owners of our common stock.

We have never paid any cash dividends on our common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

See Item 12 "Certain Relationships and Related Transactions" for a description of all sales of unregistered securities by Optical Sensors since January 1, 2003. All such sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act, based on investment representations given by the purchasers of such securities. Optical Sensors did not pay any commissions with respect to the sale of such securities.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in "Risk Factors." We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Overview

We are currently dependent on development fees, loans and equity infusions from current shareholders or other investors to continue our operations. In January 2003, we earned the final development fee of $350,000 from Nellcor under our license agreement with Nellcor. Our current cash balances, anticipated revenues from our Vasamedics product line, which accounted for $472,085 in net sales in 2003, royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis.

Since December 11, 2003, Circle F has advanced an aggregate of $990,000 to us in funds on a semimonthly basis to enable us to continue operations. Although we believe that Circle F will continue to provide financing us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. We have estimated that we will need approximately $4,000,000 from Circle F or other sources after receipt of our anticipated revenues to meet our cash needs for 2004, assuming Circle F and/or its affiliate does not demand payment on outstanding advances.

We expect that our revenues for 2004 will principally be derived from Vasamedics product lines and development/licensing fees from products currently being developed. Minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $250,000 for 2004. We expect Nellcor sales to result in minimal royalty payments to us in 2004 as Nellcor scales up its CapnoProbe manufacturing operations in Mexico.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during this period nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world.

Critical Accounting Policies and Estimates

General

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important to our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value of $414,332.

Patents and Impairment Review

At December 31, 2003, we recorded patents on our balance sheet, net of amortization, of $640,754. Accumulated amortization was $345,682 at December 31, 2003. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at December 31, 2003 of $640,754.

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

Results of Operations

Comparison of fiscal years ended December 31, 2003 and 2002

We earned $621,542 in development fee revenues in 2003 compared to $1,055,914 in 2002. Development fees earned under our license agreement with Nellcor accounted for $350,000 or 56% of our total fees for 2003, compared to $962,500 or 91% of development fees for 2002. We have received and earned all of the $2,000,000 in development fees under our license agreement with Nellcor. In 2004, we will be directing our efforts almost exclusively to the development of additional products based on our proprietary opto-chemical technology base and upgraded products for our Vasamedics product line. We do not expect to earn significant development fee revenues in the foreseeable future.

Royalty revenues of $1,524 from the sale of the CapnoProbe product were recognized in 2003. This royalty is a varying percentage of Nellcor's CapnoProbe sales, less a royalty to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. While we believe that royalty revenues from CapnoProbe sales by Nellcor will be significant in the long term, we have not received any meaningful royalty revenue to date, and we do not know when, if ever, Nellcor's CapnoProbe sales will result in significant royalty revenue to us.

Net sales were $1,500,795 in 2003 compared to $518,882 in 2002. These sales consisted of CapnoProbe product and Vasamedics product, as indicated in the table below. We had no sales in the first three quarters of 2002. Our production of the CapnoProbe product under our supply agreement with Nellcor ceased in the fourth quarter of 2003 due to the fact that Nellcor established its own manufacturing operations. As a result, net sales for 2004 will solely consist of sales of Vasamedics products. We terminated our supply agreement with Nellcor in 2003 and received an early termination fee of $147,000, which was reported as sales revenue. We are investing personnel and other resources towards the Vasamedics product line and anticipate that sales will increase in 2004 above current levels and will increase further based on 2005 planned introductions of enhanced Vasamedics products.

                          Sales
                                  2003            2002
CapnoProbe sales to Nellcor   $  1,028,710   $    277,530
Vasamedics product sales           472,085        241,352
                              ------------   ------------
                              $  1,500,795   $    518,882
                              ============   ============

Cost of goods sold was $1,670,106 in 2003 compared to $422,034 in 2002. All cost of goods sold related to products sold to Nellcor and Vasamedics product sales, except for $400,000 in 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales. There was no cost of goods sold in the first three quarters of 2002. In total dollars and as a percentage of sales, cost of goods sold is expected to decline in 2004 due to the fact that CapnoProbe production has shifted to Nellcor.

Research and development costs for 2003 decreased $493,629 to $1,335,406 or 27% from $1,829,035 in 2002. The reduction was attributable primarily to the completion of CapnoProbe development efforts early in the first quarter of 2003 and reclassification to cost of goods sold of the $100,000 per quarter, beginning in the first quarter of 2003, of minimum royalties paid to ICCM. We recorded the minimum royalty payment to cost of goods sold as Nellcor began the initial phase of commercial release of the CapnoProbe product. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. Also in 2003, we completed a management review prioritizing product development projects. One project, whose priority was lowered significantly because of the lack of third party interest, would have utilized certain prepaid research and development supplies valued at $102,376 and capitalized patent costs of $56,887. Accordingly, these supplies and patent costs were written off as expense in 2003. Beginning in the first quarter of 2003, we began directing fewer research and development resources towards the CapnoProbe product and more resources towards other product applications of our technology base, including technology acquired from Vasamedics. Currently, we are developing these applications on our own, but we may develop one or more applications jointly with other corporate partner(s). In either case, we do not expect our research and development costs to materially decrease in the foreseeable future as our efforts have been redirected away from CapnoProbe to enhancements to our current Vasamedics products and other new product applications of our existing opto-chemical technology. The table below sets forth the various research and development expenses.

                 Research and Development Expenses
                                          2003           2002
Third party engineering firms -
CapnoProbe                            $      8,414   $    218,504
Materials and supplies consumed in
development of CapnoProbe                    6,785        107,819
Prepaid R&D Supplies/Patent Costs
Expensed                                   159,263             --
Royalty Payments to ICCM                        --*       400,000
All other costs of research and
development                              1,160,944      1,102,712
                                      ------------   ------------
                                      $  1,335,406   $  1,829,035
                                      ============   ============

* Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales.

Selling, general and administrative expenses for 2003 increased $115,871 to $1,267,586, or 10%, from $1,151,715 in 2002. The increase is primarily the result of efforts in support of the Vasamedics product line added in the fourth quarter of 2002 and charges and reversals of non-cash compensation expenses related to variable accounting applicable to our stock option plan. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining our public status, selling expenses related to the Vasamedics product line, and non-cash compensation related to variable accounting applicable to our stock option plan. Excluding non-cash compensation expense which we are unable to anticipate, we expect selling, general and administrative expenses to increase from the 2003 level as we expand marketing efforts in support of our Vasamedics product line.

                Selling, General and Administrative Expenses
                                                   2003            2002
Non-cash compensation                          $     71,038    $    257,402
Vasamedics selling and administrative costs         414,000          95,000
All other selling, general and
administrative expenses                             782,548         799,313
                                               ------------    ------------
                                               $  1,267,586    $  1,151,715
                                               ============    ============

Interest income, interest expense and other income/expense for 2003 and 2002 was negligible, except for gains on sales of furniture and equipment of $21,185 in 2002.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,281,119 in 2003 compared to a net loss of $1,852,506 in 2002. As of December 31, 2003, we had an accumulated deficit of $78,987,151. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See "Risk Factors."

Comparison of fiscal years ended December 31, 2002 and 2001

We earned $1,055,914 in development fee revenues in 2002 compared to $687,500 in 2001. We earned $962,500 of these fees in 2002 and $687,000 of these fees in 2001 under our license agreement with Nellcor.

Net sales for 2002 were $518,882, all of which was in the fourth quarter of 2002. These sales were a combination of CapnoProbe product sold to Nellcor under a short term supply agreement and Vasamedics product. We had no sales in 2001.

Cost of goods sold for 2002 was $422,034. There was no cost of goods sold in 2001.

Research and development costs decreased to $1,829,035 in 2002 from $2,531,740 in 2001. Research and development costs for 2001 included a $554,549 write-off of obsolete inventory. We received reimbursements under our supply agreement with Nellcor for labor and overhead costs related to production of Nellcor owned tooling and manufacturing equipment of $230,762 and $28,335 in 2002 and 2001, respectively. We also capitalized labor and overhead costs of $84,904 in 2002 related to the production of pilot plant equipment and transferred $262,086 to cost of sales for efforts related to CapnoProbe product that we produced for Nellcor. In conjunction with efforts towards development of our CapnoProbe product, we paid third party engineering firms $218,504 and $41,275, and consumed materials and supplies of $107,819 and $35,850 in 2002 and 2001, respectively. Under the license agreement with ICCM, we paid minimum royalties of $400,000 and $300,000 in 2002 and 2001, respectively. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. The table below sets forth the various research and development expenses described above.

                     Research and Development Expenses
                                                   2002            2001
Write-off inventory                            $         --    $    554,549
Third party engineering firms - CapnoProbe          218,504          41,275
Materials and supplies consumed in
development of CapnoProbe                           107,819          35,850
Royalty Payments to ICCM                            400,000         300,000
All other costs of research and development       1,102,712       1,597,066
                                               ------------    ------------
                                               $  1,829,035    $  2,531,740
                                               ============    ============

Selling, general and administrative expenses for 2002 increased $267,263 to $1,151,715, or 30%, from $884,452 in 2001. We recognized non-cash compensation expenses of $257,402 and $104,207 in 2002 and 2001, respectively, related to stock options. Also, we incurred additional costs of approximately $95,000 related to sales and administration of the Vasamedics product line in the fourth quarter of 2002. The table below sets forth the various selling, general and administrative expenses described above.

                Selling, General and Administrative Expenses
                                                    2002           2001
Non-cash compensation                           $    257,402   $    104,027
Vasamedics selling and administrative costs
in the fourth quarter, 2002                           95,000             --
All other selling, general and administrative
costs                                                799,313        780,425
                                                ------------   ------------
                                                $  1,151,715   $    884,452
                                                ============   ============

Interest expense for 2001 included a non-cash interest charge of $709,080 due to beneficial conversion features relating to our convertible securities. Excluding this non-cash interest charge, interest expense decreased $76,119 to $428 in 2002 from $76,547 in 2001. The decrease was the result of interest bearing notes that were converted to stock in 2001 and capitalized leases that expired in 2001. Interest income in 2002 and 2001 was nominal.

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

Our current liabilities, not including advances from shareholders, were $460,449 at December 31, 2003 compared to $690,540 at December 31, 2002, or a reduction of $230,091. The reduction reflects the impact of paying two larger items included in the December 31, 2002 balance in the first quarter of 2003 for which no similar liabilities were outstanding at December 31, 2003. The first item was a $77,474 payable to a subcontractor for CapnoProbe instruments shipped to Nellcor in December 2002. The second item was a $82,150 payable to Vasamedics LLC, representing funds received from a customer of Vasamedics LLC for which the Company had no financial interest.

Our cash and cash equivalents were $17,321 at December 31, 2003 and $243,752 at December 31, 2002. The decrease in our cash balance is due to the proceeds from notes payable of $615,000 and proceeds from the sale of preferred stock of $865,005 being more than offset by the operating losses described above. We incurred cash expenditures of $1,639,395 for operations and $106,935 for capital expenditures in 2003.

We estimate that we will need to raise approximately $4,000,000 in additional capital in order to continue operations through 2004. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, and contract development fees from other sources or additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. From December 11, 2003 through March 25, 2004, Circle F advanced us $990,000.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent auditors on our 2003 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent auditors on our 2003 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000, Circle F has provided $7,393,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We estimate that we will need to raise approximately $4,000,000 in additional capital in order to continue operations through 2004. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the CapnoProbe Sensor System. Nellcor is the exclusive worldwide distributor of our CapnoProbe product and will be the exclusive manufacturer of the CapnoProbe. We do not have control over the manufacturing and distribution actions of Nellcor. Nellcor began the initial phase of commercial release of the CapnoProbe system in the fourth quarter of 2002. Although we expect to see an increase in royalties from Nellcor, if Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under our license agreement with Nellcor, which would substantially harm our business and our operations.

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

Ability to Realize Value of Research and Development Supplies. We have research and development supplies totaling $414,332 at December 31, 2003. These supplies consist of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System but have also been used in other research and development activities. In the fourth quarter of 2001, we abandoned the SensiCath System product in its then commercial configuration and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of our patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the Development and License Agreement and the Exclusive Supply Agreement with Nellcor. The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide us with a means to valued technology that can be used in manufacturing and in future research and development activities. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the remaining carrying value.

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

Item 7.   FINANCIAL STATEMENTS.

Description                                                                 Page
-----------                                                                 ----

Independent Auditors' Report..................................................21

Balance Sheet as of December 31, 2003.........................................22

Statements of Operations for the years ended December 31, 2003 and 2002.......23

Statements of Shareholders' Equity (Deficit) for the years ended
December 31, 2003 and 2002....................................................24

Statements of Cash Flows for the years ended December 31, 2003 and 2002.......25

Notes to Financial Statements.................................................26

                         Report of Independent Auditors

The Board of Directors
Optical Sensors Incorporated

We have audited the accompanying balance sheet of Optical Sensors Incorporated as of December 31, 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 15 to the financial statements, the Company's recurring net losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota
February 27, 2004

                                                   /s/ Ernst & Young, LLP

                          Optical Sensors Incorporated

                                  Balance Sheet

                                December 31, 2003

Assets
Current assets:
   Cash and cash equivalents                                   $         17,321
   Accounts receivable                                                  197,929
   Inventories                                                          237,313
   Prepaid expenses and other current assets                             12,094
                                                               ----------------
Total current assets                                                    464,657
Property and equipment:
   Leased equipment                                                   1,157,989
   Research and development equipment                                   816,071
   Leasehold improvements                                               340,802
   Furniture and equipment                                              243,759
   Production equipment                                                 506,601
                                                               ----------------
                                                                      3,065,222
   Less accumulated depreciation                                     (2,899,917)
                                                               ----------------
                                                                        165,305
Other assets:
   Research and development supplies                                    414,332
   Patents, net of accumulated amortization of $345,682                 640,754
   Other assets                                                           9,723
                                                               ----------------
                                                                      1,064,809
                                                               ----------------
Total assets                                                   $      1,694,771
                                                               ================
Liabilities and shareholders' equity
Current liabilities:
   Advances from shareholder                                   $        150,000
   Customer deposits                                                     50,417
   Accounts payable                                                     108,139
   Employee compensation                                                136,011
   Accrued royalties                                                    100,000
   Other liabilities and accrued expenses                                11,033
   Accrued interest payable                                              54,849
                                                               ----------------
Total current liabilities                                               610,449
Shareholders' equity:
   Preferred stock, par value $0.01 per share
      Authorized shares - 5,000,000
      Issued and outstanding shares - 4,570,268                          45,703
   Common stock, par value $0.01 per share:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 3,208,289                          32,083
   Additional paid-in capital                                        80,020,309
   Accumulated deficit                                              (78,987,151)
   Unearned compensation                                                (26,622)
                                                               ----------------
Total shareholders' equity                                            1,084,322
                                                               ----------------
Total liabilities and shareholders' equity                     $      1,694,771
                                                               ================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Operations

                                                      Year Ended December 31
                                                       2003           2002
                                                   ---------------------------
Revenues:
   Sales                                           $  1,500,795   $    518,882
   Product development fees                             621,542      1,055,914
   Royalties                                              1,524             --
                                                   ---------------------------
                                                      2,123,861      1,574,796
Costs and expenses:
   Cost of goods sold                                 1,670,106        422,034
   Cost of product development                          137,800         54,331
   Research and development                           1,335,406      1,829,035
   Selling, general, and administrative               1,267,586      1,151,715
                                                   ---------------------------
Total costs and expenses                              4,410,898      3,457,115
                                                   ---------------------------
Operating loss                                       (2,287,037)    (1,882,319)
Interest income, net                                         88            532
Other income, net                                         5,830         29,281
                                                   ---------------------------
                                                          5,918         29,813
                                                   ---------------------------
Net loss                                           $ (2,281,119)  $ (1,852,506)
                                                   ===========================
Net loss per common share:
   Basic and diluted                               $      (0.71)  $      (0.67)
Shares used in calculation of net loss per share:
   Basic and diluted                                  3,192,416      2,746,746

See accompanying notes.

                          Optical Sensors Incorporated

                  Statements of Shareholders' Equity (Deficit)

                     Years Ended December 31, 2003 and 2002

                                 Preferred Stock        Common Stock       Additional
                              ------------------------------------------     Paid-in      Accumulated      Unearned
                                Shares      Amount     Shares    Amount      Capital        Deficit      Compensation     Total
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2001  4,333,334  $   43,333  2,197,380  $ 21,974  $  74,594,827  $ (74,853,526) $          --  $   (193,392)
Conversion of shareholder
 cash advances                       --          --    992,667     9,927      1,479,073             --             --     1,489,000
Variable compensation on
 stock options                       --          --         --        --        254,981             --             --       254,981
Fair value of options
 granted to consultant               --          --         --        --         38,727             --        (38,727)           --
Amortization of unearned
 compensation                        --          --         --        --             --             --          2,421         2,421
Net loss                             --          --         --        --             --     (1,852,506)            --    (1,852,506)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2002  4,333,334      43,333  3,190,047    31,901     76,367,608    (76,706,032)       (36,306)     (299,496)
Issuance of preferred stock      57,667         577         --        --        864,423             --             --       865,000
Conversion of shareholder
 cash advances                  179,267       1,793         --        --      2,687,207             --             --     2,689,000
Issuance of common stock
 upon exercise of options            --          --     18,242       182         39,718             --             --        39,900
Variable compensation on
 stock options                       --          --         --        --         61,353             --             --        61,353
Amortization of unearned
 compensation                        --          --         --        --             --             --          9,684         9,684
Net loss                             --          --         --        --             --     (2,281,119)            --    (2,281,119)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2003  4,570,268  $   45,703  3,208,289  $ 32,083  $  80,020,309  $ (78,987,151) $     (26,622) $  1,084,322
                              =====================================================================================================

See accompanying notes.

                          Optical Sensors Incorporated

                            Statements of Cash Flows

                                                     Year Ended December 31
                                                       2003           2002
                                                   ---------------------------
Operating activities
Net loss                                           $ (2,281,119)  $ (1,852,506)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Loss on disposal of fixed assets                     169,584             --
   Noncash compensation on stock options                 71,038        257,402
   Depreciation and amortization                         90,864        142,281
   Write-off of inventories                             159,262             --
   Changes in operating assets and liabilities
    net of acquisitions:
      Receivables                                       217,824       (342,972)
      Inventories                                        22,393       (122,853)
      Prepaid expenses and other assets                 140,849       (145,965)
      Accounts payable and accrued expenses            (230,091)       323,460
      Deferred income                                        --       (562,500)
                                                   ---------------------------
Net cash used in operating activities                (1,639,396)    (2,303,653)
Investing activities
Purchases of property and equipment                    (106,935)      (182,895)
Acquisition of business                                      --       (158,269)
                                                   ---------------------------
Net cash used in investing activities                  (106,935)      (341,164)
Financing activities
Advances from shareholder                               615,000      2,224,000
Net proceeds from issuance of preferred stock           865,000             --
Net proceeds from issuance of common stock               39,900             --
                                                   ---------------------------
Net cash provided by financing activities             1,519,900      2,224,000
                                                   ---------------------------
Decrease in cash and cash equivalents                  (226,431)      (420,817)
Cash and cash equivalents at beginning of year          243,752        664,569
                                                   ---------------------------
Cash and cash equivalents at end of year           $     17,321   $    243,752
                                                   ===========================

Supplemental disclosure of noncash financing activities

In 2003, the Company had $2,689,000 of shareholder cash advances converted into preferred stock. In 2002, the Company had $1,489,000 of shareholder cash advances converted into common stock.

The Company paid $16,154 in interest in 2002.

See accompanying notes.

                          Optical Sensors Incorporated

                          Notes to Financial Statements

                                December 31, 2003

1.  Business Activity

Optical Sensors Incorporated (the Company) is a technology development and manufacturing company specializing in low-cost, minimally-to-non invasive tissue diagnostic systems. The Company's mission is to leverage its proprietary sensor technologies into innovative and low cost applications. The Company's core technology of optochemically based sensors and its optical platform and software systems can be incorporated into a variety of low-cost fluid, blood, and tissue contacting measurement systems. The Company's distribution partner, Nellcor Puritan Bennett, Inc. (Nellcor), recently introduced the CapnoProbe, a non-invasive sublingual tissue CO2 system for the early detection of shock. In October 2002, the Company acquired Vasamedics LLC, a laser Doppler flow technology company dedicated to the diagnosis of Peripheral Arterial Disease.

2.  Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of commercial paper and municipal bonds. The market value of investments is based on quoted market prices and approximates cost.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories at December 31, 2003 included $61,206 of finished goods and $176,107 of raw materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the asset. Equipment under capital leases is depreciated over the lease term. Depreciation expense, including depreciation recorded under capital leases, was $59,927 and $86,944 for the years ended December 31, 2003 and 2002, respectively.

                          Optical Sensors Incorporated

Research and Development Supplies

Research and development supplies of $414,332 at December 31, 2003 consist of electro-optical modules. These modules were originally a component of the Company's proprietary SensiCath Arterial Blood Gas System but have also been used in other research and development activities. In the fourth quarter of 2001, the Company abandoned the SensiCath System product in its then commercial configuration, and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of the Company's patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the agreements with Nellcor (see Note 4). The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide the Company with a means to valued technology that can be used in manufacturing and in future research and development activities.

The Company evaluated the carrying value of the modules reclassified to research and development supplies and determined that the value was realizable and that the replacement cost, including the cost of the modules and the engineering and tooling costs to set up manufacturing operations at a third party supplier, would have been much higher. The Company continues to evaluate the carrying value of the modules based on the selling prices of modules sold to third parties and on the ability of the Company to use the modules to generate increased value in its proprietary technology or to solicit new business in the form of contract development work, license agreements or other types of partnering relationships. The Company has determined that the carrying value of $414,332 is appropriate at December 31, 2003.

Modules used in support of the Company's manufacturing process are capitalized as fixed assets and depreciated. Modules used in internal research and development projects are either capitalized and depreciated or expensed to research and development expense depending on the estimated useful life of the associated equipment into which the modules are incorporated. Modules used in conjunction with a contractual research and development arrangement are sold to the third party customer and the cost is included in cost of product development.

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $30,937 and $55,337 for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense for the remaining life of patents issued as of December 31, 2003 is as follows:

Year ending December 31:
2004                       $     34,670
2005                             28,958
2006                             14,335
2007                              8,413
2008                              4,397
                           ------------
                           $     90,773
                           ============

$56,887 of patents related to a discontinued product were written off and charged to expense in 2003.

Impairment of Long-Lived Assets

Management reviews the Company's long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset's value will be adjusted appropriately.

                          Optical Sensors Incorporated

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company's estimates of its future taxable income.

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

                                                      2003           2002
                                                  ---------------------------
Net loss as reported                              $ (2,281,119)  $ (1,852,506)
Add: stock-based compensation cost included in
 the determination of net loss as reported              61,354        254,981
Less: stock-based compensation that would have
 been included in the determination of net loss
 if the fair value method had been applied            (194,517)      (202,692)
                                                  ---------------------------
Pro forma net loss                                $ (2,414,282)  $ (1,800,217)
                                                  ===========================
Net basic and diluted loss per share:
   As reported                                    $      (0.71)  $      (0.67)
   Pro forma                                      $      (0.76)  $      (0.66)

                          Optical Sensors Incorporated

The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are as follows:

                                                      2003           2002
                                                  ---------------------------
Fair value of options granted                     $       2.41   $       2.62
Assumptions used:
   Expected life (years)                                   6.0            6.0
   Risk-free rate of return                                2.8%           3.3%
   Volatility                                               64%            98%
   Dividend yield                                            0%             0%

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 and has implemented the disclosure requirements for condensed financial statements for interim periods after January 1, 2003. The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB Opinion No. 25.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          Optical Sensors Incorporated

Revenue Recognition

Revenue is recognized in accordance with the guidance provided in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Sales revenues include sales of CapnoProbe products to Nellcor and sales of the Vasamedics product line to various customers. Sales are recognized as revenue upon delivery to the customer. Product shipments are supported by purchase orders received from the customer. Sales prices are fixed and final and collectibility from the customer is reasonably assured.

Product development fees include milestone payments received from Nellcor pursuant to a Development and License Agreement (see Note 4). Under that Agreement, the Company received total milestone payments of $2,000,000. The initial milestone payment of $750,000 received from Nellcor in September 2001 was recognized over the developmental period (2001 and 2002) and the other payments were recognized as the applicable milestone was achieved. The $2,000,000 of milestone payments have been recognized in the income statement as product development fees including $350,000 in 2003, $962,500 in 2002 and $687,500 in 2001. Product development fees also include sales of research and development prototypes and services performed related to development projects. These fees are recognized as revenue as the research and development supplies are delivered or as the services are rendered. Revenues from the sale of research and development supplies and services that are included in product development fees totaled $271,542 in 2003 and $93,414 in 2002. Related costs, including the carrying value of research and development supplies, labor, and overhead, are reported as costs of product development.

Royalties represent amounts earned pursuant to an Exclusive License Agreement (see Note 4) whereby Nellcor is the exclusive worldwide manufacturer and distributor of the CapnoProbe product. Royalties represent a varying percentage of Nellcor's CapnoProbe sales, less a royalty paid by Nellcor on behalf of the Company to the Institute of Critical Care Medicine. Royalties are recognized as revenue upon the sale of CapnoProbe units by Nellcor.

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

Classification

Certain 2002 operating amounts have been reclassified to conform to the 2003 presentation.

3. Acquisition of Vasamedics LLC

In October 2002, the Company entered into an agreement with Vasamedics LLC whereby the Company purchased substantially all the assets and assumed certain specified balance sheet liabilities and contractual obligations of Vasamedics LLC. The total purchase price was $158,269 and consisted of paying off the debt and liabilities of Vasamedics. The purchase price was allocated primarily to accounts receivable, inventories, and fixed assets. Vasamedics was engaged in the business of medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The operating results of Vasamedics are included in the Company's financial statements from the date of acquisition.

Two former owners of Vasamedics are eligible for cash payments and options that vest if the Company achieves certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options that can be awarded is 75,000. Any amounts paid or options issued will be accounted for as additional purchase price when, and if, such milestones are met. As of December 31, 2003, no sales milestones had been met.

                          Optical Sensors Incorporated

4.  Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor. Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company's CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. A payment of $750,000 was received in September 2001, a payment of $500,000 was received in December 2001, and a payment of $400,000 was received in November 2002. The final milestone payment of $350,000 was received in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company earned royalties of $1,524 in 2003. The Company also entered into a Supply Agreement with Nellcor under which the Company was to manufacture the CapnoProbe for Nellcor for a transition period of up to one year, or until a certain quantity of units had been produced, while Nellcor established its own manufacturing operations. The Supply Agreement was mutually terminated in 2003 prior to the end of the one year transition period and prior to the Company producing the specified number of units. As a result, the Company charged Nellcor an early termination fee of $147,000, which was reported as sales revenue in 2003.

In 2003 and 2002, revenues from Nellcor were 65% and 79%, respectively, of total revenues for the year.

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

                          Optical Sensors Incorporated

6.  Securities Purchase Agreements

In August 2000, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue, and Circle F Ventures agreed to purchase upon the Company's request, up to 4,333,334 shares of the Company's Series A preferred stock for an aggregate purchase price of $1,500,000. The Company sold 1,000,000 shares of the Series A preferred stock to Circle F Ventures at $0.50 per share for a total of $500,000 in August 2000, 1,333,334 shares of the Series A preferred stock to Circle F Ventures and its affiliates at $0.375 per share for a total of $500,000 in October 2000, and 2,000,000 shares of the Series A preferred stock to Circle F Ventures at $0.25 per share for a total of $500,000 in December 2000. Each share of the Series A preferred stock has a par value of $0.01, can be converted into one-sixth of a share of common stock, has voting rights on an as-converted basis to common stock, and has no dividend rights.

The terms of the Securities Purchase Agreement also provided for changing the exercise price of all stock options held by current employees and current directors based on the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price of the options was reduced to $2.08 per share. This repricing provision resulted in the options being subject to variable accounting (see Note 12).

In June 2003, the Company entered into a Stock Purchase Agreement pursuant to which Circle F converted $2,689,000 of cash advances into 179,267 shares of Series B preferred stock at a conversion price of $15.00 per share (see Note 8). Circle F also purchased 57,667 shares of Series B preferred stock at a purchase price of $15.00 per share, resulting in proceeds to the Company of $865,005. Each share of Series B preferred stock is convertible into five shares of the Company's common stock. In the event of liquidation, all shares of Series B preferred stock are junior to shares of Series A preferred stock.

7.  Bridge Loan Agreements

In March and April 2001, the Company entered into Bridge Loan Agreements with Circle F Ventures under which Circle F Ventures loaned the Company $335,000 in the form of a series of one year convertible promissory notes. The notes became convertible on April 30, 2001, at the option of Circle F Ventures, into shares of common stock at $1.50 per share.

                          Optical Sensors Incorporated

In May 2001, the Company entered into a Bridge Loan Agreement with Circle F Ventures under which Circle F Ventures and its affiliates, at their discretion, agreed to advance the Company up to $1,500,000 to fund Company operations. In October 2001, the Bridge Loan Agreement was mutually terminated, with Circle F Ventures and its affiliates having advanced $1,154,000 to the Company. The advances were evidenced by a convertible promissory note, and the note was payable in installments, with each installment becoming due and payable one year after the date of an advance and with the amount of each such installment being equal to the applicable advance. The advances under the Bridge Loan Agreement were convertible, at the option of Circle F Ventures, into shares of common stock at $1.50 per share anytime after July 26, 2001. During 2002, the convertible notes totaling $1,489,000 described above were converted into 992,667 shares of the Company's common stock.

8.  Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. In 2003, advances totaling $2,689,000 were converted into 179,267 shares of Series B preferred stock at a conversion price of $15.00 per share (see Note 6). As of December 31, 2003, the Company had remaining advances of $150,000. These advances bear no interest and contain no conversion features.

9.  Common Stock

At December 31, 2003, the Company had 969,227 shares of common stock reserved for future issuance, including 792,243 for outstanding stock options and 176,984 shares for outstanding warrants.

Shareholder Rights Plan

The Company's Board of Directors has adopted a Shareholder Rights Plan that provides for six preferred share purchase rights (the Right) for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase 1/1000 of a share of series A junior preferred stock for $90. The Rights become exercisable if a person or group acquires 15% or more of the Company's outstanding common stock, subject to certain exceptions. If a person or group (other than Circle F Ventures and its affiliates) acquires 15% or more of the Company's

                          Optical Sensors Incorporated
outstanding common stock, subject to certain exceptions, each Right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $0.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person or group (other than Circle F Ventures and its affiliates) has acquired 15% or more of the Company's outstanding common stock, subject to certain exceptions. The foregoing triggering percentage is 24% for Special Situations Fund III, L.P. and its affiliates. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

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

10. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that runs through March 31, 2006. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $140,419 and $136,871 for the years ended December 31, 2003 and 2002, respectively. Sublease rental income related to office facility operating leases was $57,043 and $16,112 for the years ended December 31, 2003 and 2002, respectively.

                          Optical Sensors Incorporated

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2003 are as follows:

Year ending December 31:
2004                       $    128,953
2005                            128,953
2006                             23,446
                           ------------
                           $    281,352
                           ============

In connection with the operating lease agreements, the Company issued warrants to the leasing company to purchase 2,037 shares of common stock at $54.00 per share and 1,984 shares of common stock at $18.90 per share. The 2,037 shares of common stock at $54.00 expired in 2002 and the remaining 1,984 warrants expire in 2005.

Capital Leases

In June 1997, the Company entered into an equipment lease agreement. Under the lease agreement, the Company was allowed to lease up to $2,000,000 of equipment between June 15, 1997 and June 30, 1999. Assets leased under the agreement at December 31, 2003 were $1,157,989 with accumulated depreciation of $1,151,225.

11. Income Taxes

At December 31, 2003, the Company had cumulative net operating loss carryforwards for tax purposes of approximately $74,208,000 plus research and development tax credit carryforwards of approximately $1,818,000. These carryforwards are available to offset future taxable income through 2022.

As a result of the sales of preferred stock and additional shares of common stock, the Company has experienced a change in ownership under the net operating loss limitation rules. The use of losses, incurred through the change in ownership date, to offset future taxable income will be limited during the carryforward period. The credits will also be subject to limitations under these same rules.

                          Optical Sensors Incorporated

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets:
   Net operating loss carryforwards   $  27,457,000
   Tax credit carryforwards               1,818,000
   Book over tax depreciation                97,000
   Other                                     89,000
                                      -------------
Total deferred tax assets                29,461,000
Valuation allowance                     (29,461,000)
                                      -------------
                                      $          --
                                      =============

At December 31, 2003, the Company fully reserved its net deferred tax assets totaling $29,461,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable. The valuation reserve increased by $920,000 from December 31, 2002 to December 31, 2003.

12. Stock Options

The Company has two stock option plans that include both incentive and non-statutory stock options to be granted to directors, officers, employees, and consultants of the Company. Option activity is summarized as follows:

                                                               Weighted
                                                               Average
                                  Shares                       Exercise
                                 Available      Options         Price
                                for Grant     Outstanding     Per Share
                               ------------------------------------------
Balance at December 31, 2001         23,431        675,078   $       3.06
Additional shares reserved          170,000             --             --
Granted                            (136,000)       136,000           3.32
Canceled                                421           (421)         42.53
                               ---------------------------
Balance at December 31, 2002         57,852        810,657           3.07
Granted                              (1,250)         1,250           4.00
Expired                               1,422         (1,422)         48.60
Exercised                                --        (18,242)          2.19
Plan expiration                     (58,024)            --             --
                               ---------------------------
Balance at December 31, 2003             --        792,243   $       3.01
                               ===========================

                          Optical Sensors Incorporated

The weighted average fair value of options granted was $2.41 and $2.62 for the years ended December 31, 2003 and 2002, respectively.

In accordance with the terms of the Securities Purchase Agreement (see Note 6), all options held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price has been reduced to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $61,354 and $254,981 of compensation expense under variable accounting for stock options for the years ended December 31, 2003 and December 31, 2002, respectively.

The exercise price of options outstanding at December 31, 2003 ranged from $2.08 to $54.00 per share, as summarized in the following table:

                       Options Outstanding                                   Options Exercisable
                 ---------------------------------                      -----------------------------
                                       Weighted         Weighted                          Weighted
                                        Average          Average                           Average
   Range of                         Exercise Price      Remaining                      Exercise Price
Exercise Price      Number            Per Share      Contractual Life      Number         Per Share
-----------------------------------------------------------------------------------------------------
$         2.08        222,331       $         2.08          6.9 years        194,845   $         2.08
          2.25        386,447                 2.25          7.5 years        188,513             2.25
          3.32        135,688/(1)/            3.32          8.7 years         14,937             3.32
          4.00          1,250                 4.00          9.0 years             --             4.00
          5.40          1,018                 5.40          1.4 years            296             5.40
          7.50          2,499                 7.50          5.2 years          2,499             7.50
         10.13         33,380                10.13          4.8 years            167            10.13
         16.20          6,480                16.20          1.6 years          6,480            16.20
         27.00          1,333                27.00          3.3 years          1,333            27.00
         54.00          1,817                54.00          0.4 years          1,817            54.00
                 ------------                                           ------------
                      792,243       $         3.01          7.3 years        410,887   $         2.77
                 ============                                           ============

/(1)/ Includes 133,500 options granted to former owners of Vasamedics as discussed below.

The number of options exercisable at December 31, 2003 and 2002 was 410,887 and 257,766, respectively, at a weighted average exercise price per share of $2.77 and $3.29, respectively.

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

The Company also granted 26,700 options to another former owner of Vasamedics who became a consultant to the Company. 11,700 of the options vest over four years and the remaining 15,000 vest over three years depending on the net sales of the Vasamedics products each year. The fair value of the 11,700 options granted to the consultant was recorded as unearned compensation and is being amortized over the vesting period. Deferred compensation expense was $9,684 and $2,421 for the years ended December 31, 2003 and 2002, respectively. The performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.

13. Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM), which provides the Company with the exclusive, worldwide right under ICCM's pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $400,000 in 2003 and 2002 and is obligated to pay ICCM minimum annual royalties of $400,000 in 2004 and 2005 in order to maintain exclusivity. The Company may elect, on one year's written notice, not to make the annual minimum payment but ICCM would then have the right to terminate the license agreement. After 2005, the Company may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. The Company is also obligated to meet certain product development milestones under the license agreement.

In 2002, the ICCM minimum annual royalties of $400,000 were reported in research and development expenses because Nellcor had not yet sold any CapnoProbe units. In the first quarter of 2003, the CapnoProbe development efforts were completed, and Nellcor began the initial phase of commercial release of the CapnoProbe product. Accordingly, in 2003 the ICCM minimum annual royalties of $400,000 were reported in cost of goods sold.

                          Optical Sensors Incorporated

14. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount which, will not violate provisions of the plan or cause the plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee's contribution. The Company did not contribute to the plan in 2003 or 2002.

15. Going Concern

Recurring net losses, including $2,281,119 in 2003, have resulted in an accumulated deficit of $78,987,151. The Company's ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. Although the Company is currently in negotiations that may raise funds that will satisfy its cash requirements for at least the next 12 months, there can be no assurance that the Company will be successful.

16. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2003 and 2002 is as follows:

                                                        Quarter
                                  First          Second         Third          Fourth
                               ---------------------------------------------------------
Year ended December 31, 2003
Revenues                       $    889,071   $    262,419   $    560,709   $    411,662
Operating loss/1/                   (18,004)      (713,857)      (885,082)      (670,094)
Net loss/1/                         (15,293)      (712,371)      (884,161)      (669,294)
Net loss per share/1/          $      (0.00)  $      (0.22)  $      (0.28)  $      (0.21)
Year ended December 31, 2002
Revenues                       $    284,750   $    296,510   $     18,651   $    974,885
Operating loss                     (726,029)      (239,008)      (700,256)      (217,026)
Net loss                           (713,771)      (239,366)      (678,757)      (220,612)
Net loss per share             $      (0.32)  $      (0.10)  $      (0.21)  $      (0.07)

/1/ The operating loss, net loss and net loss per share for the second and third quarters of 2003 do not agree with amounts shown in the respective Form 10-QSB's because of an adjustment to correctly state warranty expense for those periods.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III
                                    --------

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, their ages and the offices held, as of March 15, 2004, are as follows:

         Name               Age                   Title
-------------------------   ---   ------------------------------------------
Paulita M. LaPlante         46    President, Chief Executive Officer and
                                  Director
Wesley G. Peterson          56    Chief Financial Officer, Vice President of
                                  Finance and Administration and Secretary
Victor Kimball              40    Vice President of Business Development and
                                  Research
Eugene Paul Maloney         50    Vice President of Product Development
Terry J. Duesterhoeft       47    Vice President of Sales and Marketing
Richard B. Egen (1)         65    Director
Charles D. Snead, Jr. (1)   71    Director

----------

     (1)  Member of the Audit Committee

Paulita M. LaPlante has been the President and a Director of Optical Sensors since September 1998 and Chief Executive Officer of Optical Sensors since December 1998. From June 1994 to September 1998, Ms. LaPlante served as Optical Sensors' Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as Optical Sensors' interim Vice President of Research and Development from January 1994 to September 1994. Ms. LaPlante served on the board of VidaMed, Inc. from November 1999 to August 2002, and has served on the board of Qualigen, Incorporated, a privately held provider of blood testing systems, since January of 2004.

Wesley G. Peterson has been Optical Sensors' Chief Financial Officer since January 1992, Vice President of Finance and Administration since June 1994 and Secretary since July 1992. He was also Director of Finance and Administration from January 1992 to June 1994.

Victor Kimball has been Optical Sensors' Vice President of Business Development and Research since December 2003. From December 1998 to December 2003, Mr. Kimball served as Optical Sensors' Vice President, Strategic Planning and Product Development. From June 1997 to

October 1998, Mr. Kimball was Director of Engineering and Business Development and from January 1995 to June 1997, he was Director of Engineering. From June 1992 to January 1995 he was Engineering Manager.

Eugene Paul Maloney has been Optical Sensors' Vice President of Product Development since December 2003. From April 2001 to May of 2003, Mr. Maloney served as Vice President of Engineering of Hypertension Diagnostics, Inc., a medical device company focused on the assessment of cardiovascular disease. From 1990 to 2001, Mr. Maloney served as President and Chief Engineer of Solutions Engineering, Inc., a design services firm.

Terry J. Duesterhoeft has been Optical Sensors' Vice President of Sales and Marketing since Janauary 2004. From March 2001 to November 2003, Mr. Duesterhoeft served as Vice President of Marketing and Business Development of ZONARE Inc., an ultrasound imaging company. From March 1998 to March 2001, Mr. Duesterhoeft served as Global Marketing Manager of General Electric Medical Systems ultrasound business.

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

Mr. Snead and Mr. Egen are "independent" as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission.

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish Optical Sensors with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2003, none of our directors or officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

     (c)  Audit Committee Financial Expert

The Audit Committee currently consists of Mr. Snead (Chair) and Mr. Egen. All of the members of the Audit Committee are "independent" as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission. In addition, our Board has determined that Mr. Snead is an "audit committee financial expert" as defined by the rules and regulations of the Securities and Exchange Commission.

     (d)  Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our president and our chief financial officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.marten.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following the amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

     The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and those executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2003.

                           Summary Compensation Table

                                                           Annual           Long-Term
                                                        Compensation       Compensation
                                                    --------------------   ------------
                                                                            Securities
                                                                            Underlying
Name and Principal Position                  Year   Salary($)   Bonus($)    Options(#)
------------------------------------------   ----   ---------   --------   ------------
Paulita M. LaPlante                          2003   $ 180,000   $      0              0
President and                                2002     180,000          0              0
Chief Executive Officer                      2001     180,000          0        121,885
Victor Kimball                               2003   $ 139,600   $      0              0
Vice President, Strategic Planning and       2002     133,000          0              0
Product Development                          2001     127,200          0         48,754
Wesley G. Peterson                           2003   $ 115,250   $      0              0
Chief Financial Officer, Vice President of   2002     110,000          0              0
Finance and Administration and Secretary     2001     110,000          0         48,754

Stock Option Grants and Exercises

     Our executive officers named above did not receive or exercise any options during the year ended December 31, 2003.

                         Aggregated Option Exercises In
               Last Fiscal Year and Fiscal Year-End Option Values

     The following table summarizes the potential realizable value of the options held by our executive officers named above at December 31, 2003.

                         Number of Securities         Value of Unexercised
                        Underlying Unexercised        In-the-Money Options
                     Options at December 31, 2003    at December 31, 2003(1)
                     ----------------------------  ----------------------------
Name                  Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------  -------------  -------------  -------------  -------------
Paulita M. LaPlante        129,232         62,720  $     250,900  $     116,339
Victor Kimball              48,280         28,500         93,456         53,439
Wesley G. Peterson          49,226         27,555         95,370         51,526

----------

(1) Value based on the difference between the fair market value of the common stock on December 31, 2003 of $4.10 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

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

     On July 26, 2001, we granted Richard Egen and Charles Snead each an option to purchase 11,435 shares of common stock at an exercise price of $2.25 per share. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option, on each of the first four anniversary dates of the grant, and expire July 25, 2011. Additionally, we made two separate milestone grants. Under the first milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under our option plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. The vesting timeframe for these options was, in part, contingent upon our executing an agreement with a major medical company for the distribution of our CapnoProbe product. This milestone was satisfied on September 28, 2001 when we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe(TM) product. As a result, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011. Under the second milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under the plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. The vesting timeframe for these options was, in part, contingent upon our completing an equity financing resulting in gross proceeds of at least $2 million. This milestone was satisfied on June 23, 2003, when Circle F converted an aggregate of $2,689,000 in cash advances into 179,267 shares of our Series B preferred stock at a conversion price of $15.00 per share and purchased 57,667 shares of our Series B preferred stock at a purchase price of $15.00 per share, or an aggregate purchase price of $865,005. As a result, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011.

     We did not make any option grants to non-employee directors during 2003.

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

          Under our 1993 Stock Option Plan and the 2003 Stock Option Plan, upon the occurrence of a "change in control," all outstanding options granted under the plans will become and remain exercisable in full during their remaining terms regardless of whether the plan participants remain our employees. The acceleration of the exercisability of options under the plans may be limited in certain circumstances, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments." In addition, the compensation committee of our Board of Directors may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information known to us with respect to the beneficial ownership of each class of our capital stock as of March 15, 2004 for
(1) each person known by us to beneficially own more than 5% of any class of our voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Management", (3) each of our directors, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

     Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

                                              Shares of Series A            Shares of Series B                  Shares
                                             Convertible Preferred         Convertible Preferred                  of
                                                    Stock(1)                      Stock(1)                  Common Stock(1)
                                                          Percent of                    Percent of                    Percent of
Name                                         Amount         Class          Amount         Class          Amount       Class (2)
---------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Circle F Ventures, LLC, Circle F
 Ventures II, LLC and Hayden
 R.Fleming (3).........................      4,333,334          100.0%       236,934          100.0%     3,521,445          67.31%
Richard B. Egen (4)....................              0            0.0%             0            0.0%        27,573               *
Paulita M. LaPlante (5)................              0            0.0%             0            0.0%       129,232           3.88%
Victor Kimball (6).....................              0            0.0%             0            0.0%        49,406           1.51%
Wesley G. Peterson (7).................              0            0.0%             0            0.0%        52,521           1.61%
Charles D. Snead, Jr. (8)..............              0            0.0%             0            0.0%        26,306               *
All directors and executive officers
as a group (seven persons) (9).........              0            0.0%             0            0.0%       279,385           8.02%

----------
*    Less than 1% of the outstanding shares.

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options but are not deemed outstanding for computing the percentage of any other person or group. Each share of Series A convertible preferred stock is currently convertible into one-sixth of a share of common stock, and each share of Series B convertible preferred stock is currently convertible into five shares of common stock.

(2)  Based on 3,208,289 shares of common stock outstanding as of March 15, 2004.

(3) Based on Schedule 13D/A filed by Circle F June 26, 2003. Includes 23,412 shares held by an individual retirement account for the benefit of Mr. Fleming's spouse, 3,333 shares held by an individual retirement account for the benefit of Mr. Fleming and 245,147 shares are owned by a trust for the benefit of Mr. Fleming and his wife. Of the shares owned by the trust, 33,333 shares are issuable upon the exercise of a warrant. Also includes 1,259,328 shares of common stock, 83,333 shares issuable upon the exercise of a warrant, 722,222 shares issuable upon the conversion of 4,333,334 shares of Series A convertible preferred stock and 281,665 shares issuable upon the conversion of 56,333 shares of Series B convertible preferred stock held by Circle F Ventures, LLC as well as 903,005 shares issuable upon the conversion of 180,601 shares of Series B convertible preferred stock held by Circle F Ventures II, LLC. Mr. Fleming is the managing member of Circle F Ventures, LLC and Circle F Ventures II, LLC. The address of Circle F and Mr. Fleming is 17797 North Perimeter Drive, Scottsdale, Arizona 85255. See "Certain Relationships and Related Transactions."

(4) Includes 27,573 shares issuable upon exercise of outstanding stock options held by Mr. Egen.

(5) Includes 129,232 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.

(6) Includes 48,280 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.

(7) Includes 49,226 shares issuable upon exercise of outstanding stock options held by Mr. Peterson, 15,113 shares of which are subject to a marital lien.

(8) Includes 26,073 shares issuable upon exercise of outstanding stock options held by Mr. Snead.

(9) Includes shares beneficially owned by affiliates of our officers and directors, but does not include any shares beneficially owned by Circle F or Hayden R. Fleming. Also includes 274,384 shares issuable upon exercise of outstanding stock options held by officers and directors.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes outstanding options under our 1989 Omnibus Stock Option Plan, as amended, and our Amended and Restated 1993 Stock Option Plan as of December 31, 2003. Options granted in the future under the plan are within the discretion of the Company's Compensation Committee and therefore cannot be ascertained at this time.

                                              (a)                      (b)                        (c)
                                                                                         Number of Securities
                                                                                        Remaining Available for
                                     Number of Securities to     Weighted-Average        Future Issuance Under
                                     be Issued Upon Exercise    Exercise Price of         Equity Compensation
                                     of Outstanding Options,   Outstanding Options,   Plans (excluding securities
    Plan Category                      Warrants and Rights     Warrants and Rights      reflected in column (a))
----------------------------------   -----------------------   --------------------   ---------------------------
Equity compensation plans approved
by security holders                                  792,243   $               3.01                             0
Equity compensation plans not
approved by security holders                               0                    N/A                             0
                                     -----------------------   --------------------   ---------------------------
   Total                                             792,243   $               3.01                             0

As of December 31, 2003, our only equity compensation plans were the 1989 Omnibus Stock Option Plan, as amended, and the Amended and Restated 1993 Stock Plan. Our board of directors adopted our 2003 Stock Option Plan on September 11, 2003, subject to stockholder approval. Our stockholders approved the plan on March 11, 2004.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Between December 11, 2003 and March 25, 2004, Circle F advanced an aggregate of $990,000 to us, $150,000 of which was advanced in 2003 and $840,000 in 2004.
These advances are unsecured, bear no interest and contain no conversion features.

Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

                                     PART IV
                                     -------

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          The exhibits to this report are listed in the Exhibit Index on pages 54 to 58 below. A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder of Optical Sensors, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

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

          C. Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan.

          D. Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan.

          E. Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

          F.   Executive Severance Pay Plan, as amended.

          G.   2003 Stock Option Plan.

          H. Form of Non-Statutory Stock Option Agreement pursuant to 2003 Stock Option Plan.

     (b)  Reports on Form 8-K

          None.

Item 14.  Principal Accountants Fees and Services.

     The following table presents the aggregate fees billed for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2003 and 2002. All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and all services provided after May 6, 2003 were approved in advance by the audit committee in accordance with the rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002, except for services performed after May 6, 2003 pursuant an agreement in existence prior to May 6, 2003. Our Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved, and our Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

                       Aggregate Amount Billed
                     ---------------------------
Services Rendered        2003           2002
------------------   ------------   ------------
Audit Fees (1)       $     57,425   $     32,100
Audit-Related Fees              0              0
Tax Fees (2)                7,500          7,000
All Other Fees                  0              0

----------

(1) These fees consisted of the annual audit of our financial statements for the applicable year, and the reviews of our financial statements included in our Form 10-Q's for the first, second and third quarters of the applicable year. In 2003 and 2002, these fees also included reviews of a registration statement, proxy statement, and SB-2 amendments. In 2003, these fees also included a review of an SEC comment letter related to the registration statement.

(2)  These fees related to corporate tax compliance services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OPTICAL SENSORS INCORPORATED


Dated: April 9, 2004                    By:  /s/ Paulita M. LaPlante
                                           -------------------------------------
                                             Paulita M. LaPlante
                                             President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 9, 2004 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                     Title
--------------------------------------   --------------------------------------


                                         President, Chief Executive Officer and
/s/ Paulita M. LaPlante                  Director
--------------------------------------   (principal executive officer)
Paulita M. LaPlante


                                         Chief Financial Officer, Vice President
                                         of Finance and Administration and
/s/ Wesley G. Peterson                   Secretary (principal financial and
--------------------------------------   accounting officer)
Wesley G. Peterson


/s/ Richard B. Egen
--------------------------------------   Director
Richard B. Egen


/s/ Charles D. Snead, Jr.
--------------------------------------   Director
Charles D. Snead, Jr.

                          OPTICAL SENSORS INCORPORATED
                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item No.                Item                  Method of Filing
--------  ----------------------------------  ----------------------------------

3.1       Restated Certificate of             Incorporated by reference to
          Incorporation of the Company.       Exhibit 3.3 contained in the
                                              Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

3.2       Amendment to Restated Certificate   Incorporated by reference to
          of Incorporation of the Company     Exhibit 3(i) contained in the
                                              Company's Registration Statement
                                              on Form 8-A12G/A dated September
                                              16, 2002 (File No. 0-27600).

3.3       Certificate of Designation,         Incorporated by reference to
          Preferences and Rights of Series A  Exhibit 3.2 contained in the
          Junior Preferred Stock.             Company's Annual Report on Form
                                              10-K for the year ended December
                                              31, 1998 (File No. 0-27600).

3.4       Certificate of Designation of       Incorporated by reference to
          Rights and Preferences of Series A  Exhibit 4.1 contained in the
          Preferred Stock.                    Company's Quarterly Report on Form
                                              10-Q for the quarter ended June
                                              30, 2000 (File No. 0-27600).

3.5       Bylaws of the Company, as amended.  Incorporated by reference to
                                              Exhibit 3.3 contained in the
                                              Company's Annual Report on Form
                                              10-K for the year ended December
                                              31, 1998 (File No. 0-27600).

3.5       Certificate of Designation of       Incorporated by reference to
          Rights and Preferences of Series B  Exhibit 3.1 contained in the
          Preferred Stock.                    Company's Current Report on Form
                                              8-K filed June 24, 2003 (File No.
                                              0-27600).

4.1       Specimen Common Stock Certificate   Incorporated by reference to
                                              Exhibit 4.1 contained in the
                                              Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

4.2       Warrant dated November 6, 1992      Incorporated by reference to
          issued to Comdisco, Inc.            Exhibit 4.8 contained in the
                                              Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

4.3       Warrant Dated August 31, 1995       Incorporated by reference to
          issued to Comdisco, Inc.            Exhibit 4.9 contained in the
                                              Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

4.4       Rights Agreement dated as of        Incorporated by reference to
          December 3, 1996 between the        Exhibit 4.1 contained in the
          Company and Norwest Bank            Company's Current Report on Form
          Minnesota, N.A.                     8-K dated December 3, 1996 (File
                                              No. 0-27600).

4.5       Amendment No. 1 to Rights           Incorporated by reference to
          Agreement dated as of March 10,     Exhibit 10.1 contained in the
          2000 between the Company and        Company's Current Report on Form
          Norwest Bank Minnesota, N.A.        8-K dated March 10, 2000 (File No.
                                              0-27600).

4.6       Amendment No. 2 to Rights           Incorporated by reference to
          Agreement dated as of August 8,     Exhibit 10.1 contained in the
          2000 between the Company and Wells  Company's Quarterly Report on Form
          Fargo Bank, N.A.                    10-Q for the quarter ended June
                                              30, 2000 (File No. 0-27600).

4.7       Amendment No. 3 to Rights           Incorporated by reference to
          Agreement dated as of April 19,     Exhibit 10.8 to the Company's
          2001 between the Company and Wells  Quarterly Report on Form 10-Q for
          Fargo Bank, N.A.                    the quarter ended March 31, 2001
                                              (File No. 0-27600).

4.8       Amendment No. 4 to Rights           Incorporated by reference to
          Agreement, dated as of September    Exhibit 4.5 contained in the
          13, 2002, between the Company and   Company's Registration Statement
          Wells Fargo Bank Minnesota N.A.,    on Form 8-A12G/A dated September
          the successor of Norwest Bank       16, 2002 (File No. 0-27600).
          Minnesota, N.A.

10.1      Lease dated October 7, 1991         Incorporated by reference to
          between Registrant and First        Exhibit 10.1 contained in the
          Industrial L.P. (successor to MIG   Company's Registration Statement
          Kappa III Companies)                on Form S-1 (File No. 33-99904).

10.2      Registration Rights Agreement,      Incorporated by reference to
          dated April 28, 1992, as amended    Exhibit 10.9 contained in the
                                              Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

10.3      1989 Omnibus Stock Option Plan, as  Incorporated by reference to amended Exhibit 10.11 contained in the Company's Registration Statement on Form S-1 (File No. 33-99904).

10.4      Amended and Restated 1993 Stock     Incorporated by reference to
          Option Plan (as of July 26, 2001)   Exhibit 10.1 to the Company's
                                              Quarterly Report on Form 10-QSB
                                              for the quarter ended September
                                              30, 2001 (File No. 0-27600).

10.5      Form of Non-Statutory Stock Option  Incorporated by reference to
          Agreement for Nonemployees          Exhibit 10.21 contained in the
          pursuant to 1993 Stock Option Plan  Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

10.6      Form of Non-Statutory Stock Option  Incorporated by reference to
          Agreement for Nonemployee           Exhibit 10.18 contained in the
          Directors pursuant to 1993 Stock    Company's Registration Statement
          Option Plan                         on Form S-1 (File No. 33-99904).

10.7      Form of Incentive Stock Option      Incorporated by reference to
          Agreement for Employees pursuant    Exhibit 10.19 contained in the
          to 1993 Stock Option Plan           Company's Registration Statement
                                              on Form S-1 (File No. 33-99904).

10.8 First Amendment to Lease Agreement Incorporated by reference to dated April 26, 1996 between First Exhibit 10.21 contained in the
          Industrial Financing Partnership,   Company's Annual Report on Form
          L.P. and the Company.               10-K for the year ended December
                                              31, 1996 (File No. 0-27600).

10.9      Second Amendment to Lease           Incorporated by reference to
          Agreement, dated April 14, 1997,    Exhibit 10.21 contained in the
          between First Industrial Financing Company's Annual Report on Form Partnership, L.P. and the Company. 10-K for the year ended December
                                              31, 1997 (File No. 0-27600).

10.10     Stock Purchase Agreement dated as   Incorporated by reference to
          of January 7, 1998 between the      Exhibit 10.2 contained in the
          Company and Group CH Werfen, S.A.   Company's Current Report on Form
                                              8-K, dated January 7, 1988
                                              (File No. 0-27600).

10.11     Patent License Agreement dated      Incorporated by reference to
          July 20, 1998 between the Company   Exhibit 10.1 contained in the
          and the Institute of Critical Care  Company's Quarterly Report on Form
          Medicine (1)                        10-Q for the quarter ended
                                              September 30, 1998 (File No.
                                              0-27600).

10.12     Executive Severance Pay Plan        Incorporated by reference to
                                              Exhibit 10.1 to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended September 30,
                                              1999 (File No. 0-27600).

10.13     Third Amendment to Lease Agreement  Incorporated by reference to
          dated September 3, 1999 between     Exhibit 10.25 contained in the
          First Industrial Financing          Company's Annual Report on Form
          Partnership, L.P. and the Company   10-K for the year ended December
                                              31, 1999 (File No. 0-27600).

10.14     Fourth Amendment to Lease           Incorporated by reference to
          Agreement dated June 1, 2000        Exhibit 10.18 contained in the
          between First Industrial L.P. and   Company's Annual Report on Form
          the Company                         10-K for the year ended December
                                              31, 2000 (File No. 0-27600).

10.15     Amendment No. 1, dated August 15,   Incorporated by reference to
          2000 to Executive Severance Pay     Exhibit 10.20 contained in the
          Plan                                Company's Annual Report on Form
                                              10-K for the year ended December
                                              31, 2000 (File No. 0-27600).

10.16     Amendment No. 2, dated April 19,    Incorporated by reference to
          2001 to Executive Severance Pay     Exhibit 10.7 to the Company's
          Plan                                Quarterly Report on Form 10-QSB
                                              for the quarter ended March 31,
                                              2001 (File No. 0-27600).

10.17     Development and License Agreement,  Incorporated by reference to
          dated September 28, 2001, between   Exhibit 10.2 to the Company's
          the Company and Nellcor Puritan     Quarterly Report on Form 10-QSB/A
          Bennett, Inc. (1)                   for the quarter ended September
                                              30, 2001 (File No. 0-27600).

10.18     Fifth Amendment to Lease Agreement  Incorporated by reference to dated March 28, 2001 between First  Exhibit 10.33 contained in the
          Industrial L.P. and the Company     Company's Annual Report on Form
                                              10-KSB for the year ended December
                                              31, 2001 (File No. 0-27600).

10.19     Sixth Amendment to Lease Agreement  Incorporated by reference to
          effective January 7, 2002 between   Exhibit 10.34 contained in the
          First Industrial L.P. and the       Company's Annual Report on Form
          Company                             10-KSB for the year ended December
                                              31, 2001 (File No. 0-27600).

10.20     Asset Purchase Agreement, dated     Incorporated by reference to
          October 1, 2002, among Optical      Exhibit 10.1 to the Company's
          Sensors Incorporated, Vasamedics    Quarterly Report on Form 10-QSB
          LLC, John Borgos and Ramon Diaz     for the quarter ended March 31,
                                              2003 (File No. 0-27600).

10.21     Stock Purchase Agreement, dated as  Incorporated by reference to of June 23, 2003, by and among the  Exhibit 10.1 contained in the
          Company, Circle F Ventures, LLC     Company's Current Report on Form
          and Circle F Ventures II, LLC       8-K filed June 24, 2003 (File No.
                                              0-27600).

10.22     2003 Stock Option Plan              Incorporated by reference to
                                              Exhibit 10.1 to the Company's
                                              Quarterly Report on Form 10-QSB
                                              for the quarter ended September
                                              30, 2003 (File No. 0-27600).

10.23     Form of Form of Non-Statutory       Filed electronically herewith.
          Stock Option Agreement pursuant to
          2003 Stock Option Plan.

23.1      Consent of Independent Auditors     Filed electronically herewith.

31.1      Certification of Chief Executive    Filed electronically herewith.
          Officer pursuant to Rule 13a-14(a)
          of the Securities
          Exchange Act of 1934.

31.2      Certification of Chief Financial    Filed electronically herewith.
          Officer pursuant to Rule 13a-14(a)
          of the Securities Exchange Act of
          1934.

32.1      Certification of Chief Executive    Furnished electronically herewith.
          Officer and Chief Financial
          Officer Pursuant to 18 U.S.C
          Section 1350.

----------

(1) Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.