Form 10QSB
period 2004-03-31
OPTICAL SENSORS INC
filed 2004-05-17
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27600

OPTICAL SENSORS INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	41-1643592
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7615 Golden Triangle Drive, Suite A, Minneapolis, Minnesota	55344-3733
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (612) 944-5857

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of May 14, 2004, the Issuer had 3,612,039 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated

Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$25,400	$17,321
Accounts receivable	94,978	197,929
Inventories	227,241	237,313
Prepaid expenses and other current assets	69,034	12,094

Total current assets	416,653	464,657

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	820,502	816,071
Leasehold improvements	340,802	340,802
Furniture and equipment	249,620	243,759
Production equipment	518,418	506,601
	3,087,331	3,065,222

Less accumulated depreciation	(2,910,504)	(2,899,917)

	176,827	165,305
Other assets:
Research and development supplies	414,332	414,332
Patents, net of accumulated amortization of $358,538 and $345,682	644,367	640,754
Other assets	9,723	9,723

	1,068,422	1,064,809

Total assets	$1,661,902	$1,694,771

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$990,000	$150,000
Customer deposits	50,417	50,417
Accounts payable	177,799	108,139
Employee compensation	171,564	136,011
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	23,916	11,033
Accrued interest payable	54,849	54,849

Total current liabilities	1,568,545	610,449

Shareholders’ equity:
Preferred stock, par value $0.01 per share
Authorized shares – 5,000,000
Issued and outstanding shares – 4,570,268	45,703	45,703
Common stock, par value $0.01 per share:
Authorized shares – 30,000,000
Issued and outstanding shares – 3,208,289	32,083	32,083
Additional paid-in capital	80,041,230	80,020,309
Accumulated deficit	(80,001,458)	(78,987,151)
Unearned compensation	(24,201)	(26,622)

Total shareholders’ equity	93,357	1,084,322

Total liabilities and shareholders’ equity	$1,661,902	$1,694,771

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Sales	$142,915	$496,688
Product development fees	38,248	392,383
Royalties	3,596	—

	184,759	889,071
Costs and expenses:
Cost of goods sold	304,565	490,578
Cost of product development	18,476	19,490
Research and development	412,149	270,028
Selling, general and administrative	483,221	126,979

Total costs and expenses	1,218,411	907,075

Operating loss	(1,033,652)	(18,004)

Interest (expense) income, net	(26)	88
Other income, net	19,371	2,623

	19,345	2,711

Net loss	$(1,014,307)	$(15,293)

Net loss per common share:
Basic and diluted	$(.31)	$(.00)

Shares used in calculation of net loss per share:
Basic and diluted	3,208,289	3,190,047

See accompanying notes.

Optical Sensors Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating activities
Net loss	$(1,014,307)	$(15,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation (credit) on stock options	23,342	(180,224)
Depreciation and amortization	23,444	23,346
Changes in operating assets and liabilities:
Receivables	102,951	137,802
Inventories	10,072	(17,071)
Prepaid expenses and other assets	(73,409)	(22,687)
Accounts payable and accrued expenses	118,096	(139,922)

Net cash used in operating activities	(809,811)	(214,049)

Investing activities
Purchases of property and equipment	(22,110)	(14,462)

Net cash used in investing activities	(22,110)	(14,462)

Financing activities
Advances from shareholder	840,000	—

Net cash provided by financing activities	840,000	—

Decrease in cash and cash equivalents	8,079	(228,511)
Cash and cash equivalents at beginning of period	17,321	243,752

Cash and cash equivalents at end of period	$25,400	$15,241

See accompanying notes.

Optical Sensors Incorporated

Notes to Financial Statements

(Unaudited)

March 31, 2004

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2003.

Stock-Based Compensation:

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three months ended March 31:

	2004	2003
Net loss as reported	$(1,014,307)	$(15,293)
Add: stock-based compensation (credit) cost included in the determination of net loss as reported	23,342	(180,224)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(74,961)	(94,107)

Pro forma net loss	$(1,065,926)	$(289,624)

Net basic and diluted loss per share:
As reported	$(0.31)	$0.00
Pro forma	$(0.33)	$(0.09)

Net Loss Per Share:

The net loss per share has been computed in accordance with the provisions of the Financial Accounting Standards Board’s Statement No. 128, Earnings Per Share. All potential common shares from stock options and convertible promissory notes have been excluded from the computation of diluted net loss per share for the applicable periods presented because the effect would have been anti-dilutive.

Classification

Certain 2003 operating amounts have been reclassified to conform to the 2004 presentation.

Note B – Research and Development Supplies

Research and development supplies of $414,332 at March 31, 2004 consist of electro-optical modules. These modules were originally a component of the Company’s proprietary SensiCath Arterial Blood Gas System but have also been used in other research and development activities. In the fourth quarter of 2001, the Company abandoned the SensiCath System product in its then commercial configuration, and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of the Company’s patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the agreements with Nellcor (see Note D). The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide the Company with a means to valued technology that can be used in manufacturing and in future research and development activities.

The Company evaluated the carrying value of the modules reclassified to research and development supplies and determined that the value was realizable and that the replacement cost, including the cost of the modules and the engineering and tooling costs to set up manufacturing operations at a third party supplier, would have been much higher. The Company continues to evaluate the carrying value of the modules based on the selling prices of modules sold to third parties and on the ability of the Company to use the modules to generate increased value in its proprietary technology or to solicit new business in the form of contract development work, license agreements or other types of partnering relationships. The Company has determined that the carrying value of $414,332 is appropriate as of March 31, 2004.

Modules used in support of the Company’s manufacturing process are capitalized as fixed assets and depreciated. Modules used in internal research and development projects are either capitalized and depreciated or expensed to research and development expense depending on the estimated useful life of the associated equipment into which the modules are incorporated. Modules used in conjunction with a contractual research and development arrangement are sold to the third party customer and the cost is included in cost of product development.

Note C – Inventories

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Finished goods	$54,768	$61,206
Raw materials	172,473	176,107

	$227,241	$237,313

Note D – Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor. Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company’s CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. A payment of $750,000 was received in September 2001, a payment of $500,000 was received in December 2001, and a payment of $400,000 was received in November 2002. The final milestone payment of $350,000 was received in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company recognized royalties of $3,596 in the first quarter of 2004. The Company also entered into a Supply Agreement with Nellcor under which the Company was to manufacture the CapnoProbe for Nellcor for a transition period of up to one year, or until a certain quantity of units had been produced, while Nellcor established its own manufacturing operations. The Supply Agreement was mutually terminated in 2003 prior to the end of the one year transition period and prior to the Company producing the specified number of units. As a result, the Company charged Nellcor an early termination fee of $147,000, which was reported as sales revenue in 2003.

Note E – Variable Accounting Rules and Compensation Expense

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

	2004	2003
First Quarter	$20,921	$(180,224)
Second Quarter	n/a	6,258
Third Quarter	n/a	213,635
Fourth Quarter	n/a	21,685

Note F – Stock Purchase Agreement and Advances from Shareholder

In June 2003, the Company entered into a Stock Purchase Agreement pursuant to which Circle F converted $2,689,000 of cash advances into 179,267 shares of Series B preferred stock at a conversion price of $15.00 per share. Circle F also purchased 57,667 shares of Series B preferred stock at a purchase price of $15.00 per share, resulting in proceeds to the Company of $865,005. Each share of Series B preferred stock is convertible into five shares of the Company’s common stock. In the event of liquidation, all shares of Series B preferred stock are junior to shares of Series A preferred stock.

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. Since December 11, 2003, Circle F has advanced an aggregate of $1,971,000 to the Company in funds on a semimonthly basis to enable it to continue operations, $150,000 was advanced in December 2003, $840,000 was advanced in the first quarter of 2004 and $981,000 subsequent to the first quarter of 2004. These advances bear no interest and contain no conversion features.

Note G – Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc (“SORBA of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of Common Stock The Company did not assume any debts or liabilities of SORBA.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Since our initial public offering in 1996, we have evolved from a company focused on arterial blood gas monitoring in the intensive care unit to one that is focused on non-invasive hemodynamic monitors that are useable in office-based physician practices and other non-hospital settings.

In 2000, we secured FDA clearance-to-market for the CapnoProbe™, which is a handheld device that measures reduced blood flow, or “hypoperfusion,” an early manifestation of clinical shock. In 2001, we negotiated an exclusive license agreement with Nellcor Tyco Healthcare, or Nellcor, under which Nellcor became the worldwide manufacturer and distributor of CapnoProbe. Nellcor paid us over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico where it is currently being scaled up to support U.S. sales. We receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument.

In 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The acquisition enabled us to incorporate the assessment of skin perfusion pressure with tissue perfusion, two key hemodynamic parameters. Additionally, the acquisition provided us direct sales contact with customers in areas of current and future market interest.

In early 2004, we renamed Vasamedics product line as VÄSAMED and developed a second generation of that company’s Skin Perfusion Pressure (“SPP”) product line, SensiLase™ PAD 3000 Skin Perfusion Pressure System (“SensiLase SPP”). We submitted an abbreviated 510(k) for FDA clearance-to-market in early 2004 and anticipate that approval will be forthcoming in the second quarter of 2004. SensiLase provides a significant step forward as we develop low-cost hemodynamic technology for the office-based practice. It also enables us to capitalize on an existing customer base in peripheral arterial disease management. SensiLase is a wound healing assessment tool for use in a growing wound management market. SensiLase SPP is a unique product that we believe reliably predicts wound healing, is user-friendly and can be used in a wider variety of foot wound situations than conventional technology thus making rapid and accurate assessment of amputation .

In May 2004, we acquired a non-invasive cardiac output (NICO) technology from SORBA Medical Systems, a privately held Wisconsin company. We plan to re-design the product hardware and software to meet our commercialization standards as well as to comply with our strategic vision for a non-invasive hemodynamic platform. As previously noted, skin perfusion pressure is a key element in our non-invasive hemodynamic platform and we believe this - along with our NICO technology - will ultimately serve to differentiate our hemodynamic monitoring platform from our competitors. Specifically, our hemodynamic platform is one in which we intend to include modularized systems such as our proprietary SPP, tissue carbon dioxide, tissue pH, pulse oximetry and NICO technologies as well as other, non-proprietary traditional hemodynamic markers. A platform that includes multiple parameters all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. We currently anticipate launching clinical investigations of prototype products in late 2004.

We rely on sales revenues, development fees, loans and equity infusions from current shareholders or other investors to continue our operations. In January 2003, we earned the final development fee of $350,000 under our license agreement with Nellcor. Our current cash balances, anticipated revenues from net sales, royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis.

Since December 11, 2003, Circle F has advanced an aggregate of $1,971,000 to us in funds on a semimonthly basis to enable us to continue operations. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. We have estimated that we will need approximately $4,000,000, including funds already advanced from Circle F, after receipt of our anticipated revenues to meet our cash needs for 2004.

We expect that our revenues for 2004 will principally be derived from VÄSAMED product sales and development/licensing fees from products currently being developed. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for 2004. We expect Nellcor sales to result in minimal royalty payments to us in 2004 as Nellcor scales up its CapnoProbe manufacturing operations in Mexico.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon delivery to the customer; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Research and Development Supplies

As of March 31, 2004, research and development supplies with a carrying value of approximately $414,332 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value at March 31, 2004 of $414,332.

Patents and Impairment Review

At March 31, 2004, we reported patents on our balance sheet, net of amortization, of $644,367. Accumulated amortization was $358,538 at March 31, 2004. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at March 31, 2004 of $644,367.

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

Results of Operations

Our revenues consist of sales, product development fees and royalties.

Net sales were $142,915 in the first quarter of 2004 compared to $496,688 in the first quarter of 2003. These sales consisted of CapnoProbe product and VÄSAMED product, as indicated in the table below. Our production of the CapnoProbe product under our supply agreement with Nellcor ceased in the fourth quarter of 2003 when Nellcor established its own manufacturing operations. As a result, sales for 2004 will consist solely of sales of VÄSAMED products. Our supply agreement with Nellcor was terminated in 2003 and we received an early termination fee of $147,000 which was reported as sales revenue. We are investing personnel and other resources towards the VÄSAMED product line and anticipate that sales will increase in 2004 above current levels and will increase further based on 2005 planned introductions of enhanced VÄSAMED products.

	Three Months Ended March 31,
	2004	2003
CapnoProbe sales to Nellcor	$—	$381,340
VÄSAMED product sales	142,915	115,348

	$142,915	$496,688

We earned $38,248 in product development fee revenues in the first quarter of 2004 compared to $392,383 in the first quarter of 2003. The first quarter of 2003 amount included $350,000 earned under our license agreement with Nellcor. This represented the final milestone payment of $2,000,000 in development fees under our license agreement with Nellcor. In the first quarter and the balance of 2004, we are directing our efforts almost exclusively to the development of additional products based on our proprietary opto-chemical technology base and upgraded products for our VÄSAMED product line. However, we do not expect to earn significant development fee revenues in 2004.

We recognized royalty revenues of $3,596 from Nellcor’s the sale of the CapnoProbe product in the first quarter of 2004 as compared to no revenues recognized in the first quarter of 2003. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for 2004. While we believe that royalty revenues from CapnoProbe sales by Nellcor will be significant in the long term, we have not received any meaningful royalty revenue to date, and we do not know when, if ever, Nellcor’s CapnoProbe sales will result in significant royalty revenue to us.

Cost of goods sold was $304,565 in the first quarter of 2004 compared to $490,578 in the first quarter of 2003. All cost of goods sold related to products sold to Nellcor and VÄSAMED product sales, except for $100,000 each in the first quarters of 2004 and 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. In total dollars and as a percentage of sales, cost of goods sold is expected to decline throughout 2004 because CapnoProbe production was transferred to Nellcor in the third quarter of 2003.

Research and development costs in the first quarter of 2004 increased $142,121 to $412,149 or 44% from $270,028 in the first quarter of 2003. The increase was attributable primarily to increased development efforts for upgrades to the VÄSAMED product line. We do not expect our research and development costs to decrease materially in the foreseeable future as we directed our efforts to our VÄSAMED products and other new product applications of our existing opto-chemical technology.

	Q1 2004	Q1 2003
Compensation and Benefits	$246,938	$226,402
Third party engineering firms, consultants and other professional fees	70,965	18,989
Materials and supplies consumed in development projects	48,778	7,512
All other costs of research and development	45,468	17,125

	$412,149	$270,028

Selling, general and administrative expenses for the first quarter of 2004 included non-cash compensation expense of $23,342 while the first quarter of 2003 included a non-cash reversal of previously recognized compensation expenses of $180,224. Non-cash compensation expense and expense reversals in the first quarters of 2004 and 2003 relate to variable accounting applicable to our stock option plan. Excluding these credits and charges, selling, general and administrative expenses in the first quarter of 2004 increased $152,676 or 50% to $459,879 from $307,203 in the first quarter of 2003. The table below offsets forth the major cost components of selling, general and administrative expenses. The increase in compensation and marketing expenses between the first quarters of 2004 and 2003 are attributable primarily to increased marketing of the VÄSAMED product line. The increase in professional and consulting fees between the first quarters of 2004 and 2003 are attributable primarily to increased SEC filings and staff reviews of prior filings and legal fees related to the acquisition of additional technology to complement current OSI technology. We expect professional fees to decline over the balance of 2004 as SEC related activities are expected to return to regular quarterly filings. Also, the current technology acquisition project is expected to be completed in the second quarter of 2004. Compensation levels and marketing expenses are expected to increase moderately through the balance of 2004 as we launch our new upgrades to the VÄSAMED product line.

	Q1 2004	Q1 2003
Compensation and Benefits	$170,124	$160,009
Non-cash compensation (credit) related to options	23,342	(177,804)
Professional and consulting fees	194,205	82,012
Marketing promotional activities	22,842	8,770
All other SG&A costs	72,708	53,992

	$483,221	$126,979

Other income in the first quarter of 2004 consisted of gains from the recovery of expensed expenditures from prior years. Other income in the first quarter of 2003 included $3,000 from the temporary rental of our production sterilization facilities.

Interest income and interest expense in the first quarters of 2004 and 2003 were negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $1,014,307 in the first quarter of 2004 compared to a net loss of $15,293 in the first quarter of 2003. As of March 31, 2004, we had an accumulated deficit of $80,001,458. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through March 31, 2004, we have raised a cumulative total of approximately $75,000,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. Since December 11, 2003, Circle F has advanced an aggregate of $1,971,000 to us in funds on a semimonthly basis to enable us to continue operations. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. We have estimated that we will need approximately $4,000,000, including funds already advanced from Circle F, after receipt of our anticipated revenues to meet our cash needs for 2004.

Our current liabilities, not including advances from shareholders, were $578,545 at March 31, 2004 as compared to $460,449 at December 31, 2003, or an increase of $118,096. The increase reflects the higher than normal March 31, 2004 accounts payable of legal and audit fees resulting from an SEC staff review and a technology purchase agreement and normal variances in period end accrued compensation.

Our cash and cash equivalents were $25,400 at March 31, 2004 and $17,321 at December 31, 2003. We incurred cash expenditures of $809,811 for operations and $22,110 for capital expenditures in 2004. These expenditures were funded through advances from Circle F of $840,000.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent auditors on our 2003 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent auditors on our 2003 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000, Circle F has provided $9,298,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Since December 11, 2003, Circle F has advanced an aggregate of $1,971,000 to us in funds on a semimonthly basis to enable us to continue operations, $150,000 was advanced in December 2003, $840,000 was advanced in the first quarter of 2004 and $981,000 subsequent to the first quarter of 2004. We have estimated that we will need approximately $4,000,000, including funds already advanced from Circle F, after receipt of our anticipated revenues to meet our cash needs for 2004. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the CapnoProbe Sensor System. Nellcor is the exclusive manufacturer and worldwide distributor of our CapnoProbe product. We do not have control over the manufacturing and distribution actions of Nellcor. Although we expect to see an increase in royalties from Nellcor, if Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under our license agreement with Nellcor, which would substantially harm our business and our operations.

Successful Marketing of the SensiLase SPP System for Wound Healing Management. We currently distribute the PV2000 SPP System through a combination of direct sales and dealer and distributor representatives. The dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. We are currently developing a second generation of the PV2000 system for more focused marketing to wound healing management clinics. This product, SensiLase Skin Perfusion Pressure System is awaiting FDA clearance to market which is anticipated in the second Quarter of 2004. There can be no assurance that the product will be cleared to market in a timely fashion or that these efforts will result in profitable operations in 2004.

Successful Development of the Steorra ICG System for Non-Invasive Hemodynamic Monitoring. We need to re-design certain hardware and software elements of Steorra to meet our commercial specifications. We need to identify dealer and distributor channels in addition to those already under contract with us and we need to successfully manufacture and then launch Steorra into a highly competitive marketplace. These are challenging tasks and there can be no assurance that we can complete these tasks in a timely and cost-effective manner.

Ability to Realize Value of Research and Development Supplies. We have research and development supplies totaling $414,332 at March 31, 2004. These supplies consist of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System but have also been used in other research and development activities. In the fourth quarter of 2001, we abandoned the SensiCath System product in its then commercial configuration and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of our patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the Development and License Agreement and the Exclusive Supply Agreement with Nellcor. The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide us with a means to valued technology that can be used in manufacturing and in future research and development activities. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the remaining carrying value.

OTC Bulletin Board. On May 12, 2000, our common stock ceased to be quoted on The Nasdaq National Market and was transferred to the Over-The-Counter (“OTC”) Bulletin Board because we no longer met, and currently do not meet, standards for continued listing on The Nasdaq National Market or The Nasdaq SmallCap Market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on Nasdaq or a national securities exchange.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on March 11, 2004 to consider and act on a proposal to adopt our 2003 Stock Option Plan. Stockholders adopted our 2003 Stock Option Plan, with shares voted as follows:

Shares For	4,349,193
Shares Against	33,332
Shares Abstaining	862
Broker Non-Vote	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Item No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date May 17, 2004	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date May 17, 2004	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)