Form 10QSB
period 2004-06-30
OPTICAL SENSORS INC
filed 2004-08-16
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 10, 2004, the Issuer had 3,633,289 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$63,263	$17,321
Accounts receivable	181,832	197,929
Inventories	224,548	237,313
Prepaid expenses and other current assets	43,363	12,094

Total current assets	513,006	464,657

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	827,817	816,071
Leasehold improvements	340,802	340,802
Furniture and equipment	253,069	243,759
Production equipment	518,418	506,601

	3,098,095	3,065,222
Less accumulated depreciation	(2,921,631)	(2,899,917)

	176,464	165,305
Other assets:
Research and development supplies	389,537	414,332
Patents, net of accumulated amortization of $371,786 and $345,682	639,389	640,754
Other assets	9,723	9,723

	1,038,649	1,064,809

Total assets	$1,728,119	$1,694,771

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$2,464,000	$150,000
Accrued Liability – Steorra Technology	85,000	—
Customer deposits	1,500	50,417
Accounts payable	124,658	108,139
Employee compensation	154,334	136,011
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	8,267	11,033
Accrued interest payable	54,849	54,849

Total current liabilities	2,992,608	610,449

Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share
Authorized shares – 5,000,000
Issued and outstanding shares – 4,570,268	45,703	45,703
Common stock, par value $0.01 per share:
Authorized shares – 30,000,000
Issued and outstanding shares – 3,612,039 and 3,208,289	36,120	32,083
Additional paid-in capital	81,634,917	80,020,309
Accumulated deficit	(82,959,449)	(78,987,151)
Unearned compensation	(21,780)	(26,622)

Total shareholders’ equity (deficit)	(1,264,489)	1,084,322

Total liabilities and shareholders’ equity (deficit)	$1,728,119	$1,694,771

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Product development fees	$42,400	$39,000	$80,648	$431,383
Sales	189,368	223,419	332,283	720,107
Royalties	2,582	—	6,178	—

	234,350	262,419	419,109	1,151,490

Operating expenses:
Cost of goods sold	305,349	307,234	609,914	797,812
Cost of Product Development	24,017	34,081	42,493	53,571
Research and development expenses	2,408,520	291,639	2,820,669	561,667
Selling, general and administrative expenses	454,410	343,322	937,631	470,301

	3,192,296	976,276	4,410,707	1,883,351

Operating loss	(2,957,946)	(713,857)	(3,991,598)	(731,861)

Interest (expense) income, net	(46)	—	(72)	88
Other income (expense), net	1	1,486	19,372	4,109

	(45)	1,486	19,300	4,197

Net loss	$(2,957,991)	$(712,371)	$(3,972,298)	$(727,664)

Net loss per common share:
Basic and diluted	$(.86)	$(.22)	$(1.20)	$(.23)

Shares used in calculation of net loss per share	3,425,693	3,190,047	3,316,991	3,190,047

See accompanying notes.

Optical Sensors Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating activities
Net loss	$(3,972,298)	$(727,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchase of Steorra Technology – recorded as in-process research and development expense	2,000,000	—
Non-cash compensation expense (credit) on stock options	8,487	(173,965)
Depreciation and amortization	47,819	49,845
Changes in operating assets and liabilities:
Accounts receivable	16,097	238,042
Inventories	12,765	(43,381)
Prepaid expenses and other assets	(31,213)	16,767
Accounts payable and accrued expenses	(16,841)	(114,356)

Net cash used in operating activities	(1,935,184)	(754,712)

Investing activities
Purchase of Steorra Technology	(300,000)	—
Purchases of property and equipment	(32,874)	(51,643)

Net cash used in investing activities	(332,874)	(51,643)

Financing activities
Advances from shareholder	2,314,000	465,000
Net proceeds from issuance of preferred stock	—	865,000

Net cash provided by financing activities	2,314,000	1,330,000

Increase in cash	45,942	523,645
Cash at beginning of period	17,321	243,752

Cash at end of period	$63,263	$767,397

Non cash activities Related to Steorra Technology Purchase
Issuance of shares of common stock for purchase of Steorra Technology	$1,615,000	$—
Accrued liability – escrow of shares of common stock in connection with purchase of Steorra technology	$85,000	$—

See accompanying notes.

Optical Sensors Incorporated

Notes to Financial Statements

(Unaudited)

June 30, 2004

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net loss as reported	$(2,957,991)	$(712,371)	$(3,972,298)	$(727,664)
Add: stock-based compensation (credit) cost included in the determination of net loss as reported	(14,855)	6,258	8,487	(178,963)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(232,848)	(94,107)	(307,809)	(188,214)

Pro forma net loss	$(3,205,694)	$(800,220)	$(4,271,620)	$(1,094,841)

Net basic and diluted loss per share:
As reported	$(.86)	$(.22)	$(1.20)	$(.23)
Pro forma	$(.94)	$(.25)	$(1.29)	$(.34)

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

Note B – Research and Development Supplies

Research and development supplies of $389,537 at June 30, 2004 consist of electro-optical modules. These modules were originally a component of the Company’s proprietary SensiCath Arterial Blood Gas System but have been used, and continue to be used, in research and development activities. In the fourth quarter of 2001, the Company abandoned the SensiCath System product in its then commercial configuration, and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of the Company’s patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the agreements with Nellcor (see Note D). The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide the Company with a means to valued technology that can be used in manufacturing and in future research and development activities.

The Company evaluated the carrying value of the modules reclassified to research and development supplies and determined that the value was realizable and that the replacement cost, including the cost of the modules and the engineering and tooling costs to set up manufacturing operations at a third party supplier, would have been much higher. The Company continues to evaluate the carrying value of the modules based on the selling prices of modules sold to third parties and on the ability of the Company to use the modules to generate increased value in its proprietary technology or to solicit new business in the form of contract development work, license agreements or other types of partnering relationships. The Company has determined that the carrying value of $389,537 is appropriate as of June 30, 2004.

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

Note C – Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$77,709	$61,206
Raw materials	146,839	176,107

	$224,548	$237,313

Note D – Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor. Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company’s CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. A payment of $750,000 was received in September 2001, a payment of $500,000 was received in December 2001, and a payment of $400,000 was received in November 2002. The final milestone payment of $350,000 was received in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company recognized royalties of $6,178 in the first half of 2004. Cash receipts from minimum royalties owed to the Company by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004. The Company also entered into a Supply Agreement with Nellcor under which the Company was to manufacture the CapnoProbe for Nellcor for a transition period of up to one year, or until a certain quantity of units had been produced, while Nellcor established its own manufacturing operations. The Supply Agreement was mutually terminated in 2003 prior to the end of the one year transition period and prior to the Company producing the specified number of units. As a result, the Company charged Nellcor an early termination fee of $147,000, which was reported as sales revenue in the fourth quarter of 2003.

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

	2004	2003
First Quarter	$20,921	$(180,224)
Second Quarter	(17,276)	6,258
Third Quarter	n/a	213,635
Fourth Quarter	n/a	21,685

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

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. Since December 11, 2003, Circle F has advanced an aggregate of $2,806,000 to the Company in funds on a continuing basis to enable it to continue operations, $150,000 was advanced in December 2003, $2,314,000 was advanced in the first half of 2004 and $342,000 subsequent to the first half of 2004. These advances bear no interest, are unsecured and contain no conversion features.

Note G – Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of Common Stock valued at $4.00 per share which was the stock closing price on the date of closing. As part of the agreement, the Company issued 403,750 shares of Common Stock (95% of the total) on May 14, 2004 with the remaining 21,250 shares of common stock (5% of the total) to be issued upon physical transfer of all Steorra related assets. The Company did not assume any debts or liabilities of SORBA. When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. The Steorra device is an FDA regulated product currently being used in hospitals and clinics. The Company intends to revise the devices user interface and aesthetics and re-launch in the first half of 2005 after receiving CE mark approval and ISO certification. However, the Company has concluded that the Steorra technology does not meet the definition of alternative future use and has classified the Steorra technology purchase as IPR&D and written it off as research and development expense. Also, the Company has concluded that the ancillary equipment and supplies purchased with the Steorra Technology are not of material value and no value has been assigned to those items.

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

In early 2004, we renamed Vasamedics product line as VÄSAMED and developed a second generation of that company’s Skin Perfusion Pressure (“SPP”) product line, SensiLase™ PAD 3000 Skin Perfusion Pressure System (“SensiLase SPP”). We submitted an abbreviated 510(k) for FDA clearance-to-market in early 2004 and received approval in the second quarter of 2004. SensiLase provides a significant step forward as we develop low-cost hemodynamic technology for the office-based practice. It also enables us to capitalize on an existing customer base in peripheral arterial disease management. Currently, SensiLase is primarily sold as a wound healing assessment tool for use in a growing wound management market. SensiLase SPP is a unique product that we believe reliably predicts wound healing, is user-friendly and can be used in a wider variety of foot wound situations than conventional technology thus making possible rapid and accurate assessment of amputation.

In May 2004, we announced that the Company would begin doing business as VÄSAMED. We believe the name ‘VÄSAMED’ underscores the Company’s express mission to provide non-invasive diagnostic tools for a variety of conditions, all of which involve blood flow and perfusion and better reflects the suite of products that we currently have and will be introducing for hemodynamic monitoring. The use of the name VÄSAMED is part of our overall strategy focusing on sales into the growing office-based diagnostic business with an array of vascular product solutions.

In May 2004, we acquired a non-invasive cardiac output (NICO) technology from SORBA Medical Systems, a privately held Wisconsin company. We are in the process of revising the Steorra device user interface and esthetics and obtaining CE Mark and ISO certification. As previously noted, skin perfusion pressure is a key element in our non-invasive hemodynamic platform and we believe this - along with our NICO technology - will ultimately serve to differentiate our hemodynamic monitoring platform from our competitors. Specifically, our hemodynamic platform is one in which we intend to include modularized systems such as our proprietary SPP, tissue carbon dioxide, tissue pH, pulse oximetry and NICO technologies as well as other, non-proprietary traditional hemodynamic markers. A platform that includes multiple parameters all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. We currently anticipate launching marketing clinical investigations of prototype products in late 2004.

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

Since December 11, 2003, Circle F has advanced an aggregate of $2,806,000 to us in funds on a continuing basis to enable us to continue operations. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Our projected total debt and/or equity cash needs for 2004, including funds already or to be advanced from Circle F, was previously estimated at $4,000,000, as reported in our prior filings. We made this estimate before our acquisition of the Steorra technology. Our preliminary estimates indicate that, in addition to the $300,000 paid to SORBA, we will expend funds for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification. In the next months we will determine whether the needed funds will come from additional debt, equity financing, reductions in other planned expenditures, or combinations thereof.

We expect that our revenues for 2004 will principally be derived from VÄSAMED product sales and development/licensing fees from development efforts performed for other companies. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004. We do not expect Nellcor sales to result in meaningful royalty payments to us in 2004 beyond minimum royalties because Nellcor is in the process of scaling up its CapnoProbe manufacturing operations in Mexico and completing outcomes studies in the United States to demonstrate the cost-effective use of CapnoProbe.

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

Research and Development Supplies

As of June 30, 2004, research and development supplies with a carrying value of approximately $389,537 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believe these modules are important in our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the carrying value at June 30, 2004 of $389,537. During the second quarter of 2004, Research and development supplies of $24,795 were transferred, partially to cost of goods sold for units sold to customers and to research and development equipment for units incorporated into test equipment produced internal to the Company for research and development purposes.

Patents and Impairment Review

At June 30, 2004, we reported patents on our balance sheet, net of amortization, of $639,389. Accumulated amortization was $371,786 at June 30, 2004. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at June 30, 2004 of $639,389.

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

Purchased In-Process Research and Development (IPR&D)

When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility

Results of Operations

Our revenues consist of sales, product development fees and royalties.

Net sales for the second quarter of 2004 decreased $34,051 to $189,368, or 15%, from $223,419 in the second quarter of 2003. Net sales for the six month period ended June 30, 2004 decreased $387,824 to $332,283 from $720,107, or 54%, for the six month period ended June 30, 2003. These sales consisted of CapnoProbe product and VÄSAMED product, as indicated in the table below. Notably, sales for VÄSAMED products have increased significantly over comparable periods in 2003. CapnoProbe sales have declined due to the cessation of our CapnoProbe supply agreement with Nellcor in the fourth quarter of 2003 when Nellcor established its own manufacturing operations. We expect sales for 2004 will consist solely of VÄSAMED products, except for a one time final sale under the current supply agreement of $32,768 made to Nellcor in the second quarter of 2004. We are investing personnel and other resources towards the VÄSAMED product line and anticipate that sales will continue to increase in 2004 above current levels and will increase further based on 2005 planned introductions of enhanced VÄSAMED products, including products resulting from our purchase of the STEORRA technology.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
CapnoProbe sales to Nellcor	$32,768	$152,228	$32,768	$533,568
VÄSAMED product sales	156,600	71,191	299,515	186,539

	$189,368	$223,419	$332,283	$720,107

Product development fee revenues for the second quarter of 2004 increased $3,400 to $42,400, or 9%, from $39,000 in the second quarter of 2003. Product development fee revenues for the six month period ended June 30, 2004 decreased $350,735 to $80,648 from $431,383, or 81%, for the six month period ended June 30, 2003. The first quarter of 2003 amount included $350,000 earned under our license agreement with Nellcor. This represented the final milestone payment of $2,000,000 in development fees under our license agreement with Nellcor. In the first half and the balance of 2004, we are directing our efforts primarily to the development of additional products based on our proprietary opto-chemical technology base and upgraded products for our VÄSAMED product line. However, we do not expect to earn significant development fee revenues in 2004.

We recognized royalty revenues of $2,582 and $6,178, respectively, from Nellcor’s sale of CapnoProbe product in the second quarter and first half of 2004 as compared to no revenues recognized in the first half of 2003. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004. While we believe that royalty revenues from CapnoProbe sales by Nellcor will be significant in the long term, we have not received any meaningful royalty revenue to date, and we do not know when, if ever, Nellcor’s CapnoProbe sales will result in significant royalty revenue to us.

Cost of goods sold in the second quarter and for the six month period ended June 30, 2004 were $305,349 and $609,914, respectively as compared to $307,234 and $797,812, respectively, in the second quarter and six month period ended June 30, 2003. Costs of goods sold related to products sold to Nellcor and VÄSAMED product sales, except for $100,000 each in the first two quarters of 2004 and 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Cost of goods sold exceeded net sales in the first half of 2004 because volumes were below that necessary to cover fixed costs and royalty revenues were less than minimum royalty payments to ICCM. We expect margins will improve towards the end of 2004 as sales of VÄSAMED products continue to improve from quarter to quarter and minimum royalty payments are received from Nellcor.

Research and development costs increased $2,116,881, or 726%, from $291,639 in the second quarter of 2003 to $2,408,520 for the second quarter of 2004. Research and development costs increased $2,259,002 from $561,667, or 402%, for the six month period ended June 30, 2003 to $2,820,669 for the six month period ended June 30, 2004. $2,000,000 of the increase related to the purchase of a non-invasive cardiac output technology, which was recorded as purchased in-process research and development expense. The remaining increase was attributable primarily to increased development efforts for upgrades to the VÄSAMED product line. We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to our VÄSAMED products and other new product applications of our existing opto-chemical technology.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Compensation and Benefits	$246,927	$213,862	$493,865	$440,264
Third party engineering firms, consultants and other professional fees	64,644	25,155	135,609	44,144
Materials and supplies consumed in development projects	35,245	22,138	84,023	29,650
Purchased In-Process Research and Development (IPR&D) expense	2,000,000	—	2,000,000	—

All other costs of research and development	61,704	30,484	107,172	47,609

	$2,408,520	$291,639	$2,820,669	$561,667

Selling, general and administrative expenses increased $111,088, or 32%, from $343,322 in the second quarter of 2003 to $454,410 for the second quarter of 2004. Selling, general and administrative expenses increased $467,330 from $470,301, or 99%, for the six month period ended June 30, 2003 to $937,631 for the six month period ended June 30, 2004. Non-cash compensation expense and expense reversals in the first halves of 2004 and 2003 relate to variable accounting applicable to our stock option plan. The table below offsets forth the major cost components of selling, general and administrative expenses. The increase in compensation and marketing expenses between the first half of 2004 and 2003 are attributable primarily to increased marketing of the VÄSAMED product line. The increase in professional and consulting fees between the first halves of 2004 and 2003 are attributable primarily to increased SEC filings and staff reviews of prior filings and legal fees related to the acquisition of additional technology to complement current OSI technology. We expect professional fees to decline over the balance of 2004 as SEC related activities are expected to return to regular quarterly filings. Also, the current technology acquisition project was completed in the second quarter of 2004. Compensation levels and marketing expenses are expected to increase moderately through the balance of 2004 as we launch our new upgrades to the VÄSAMED product line.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Compensation and Benefits	$179,965	$139,231	$350,089	$299,240
Non-cash compensation (credit) related to options	(14,855)	8,679	8,487	169,125
Professional and consulting fees	139,231	119,914	333,436	201,926
Marketing promotional activities	52,010	10,727	74,852	19,497
All other SG&A costs	98,059	64,771	170,767	118,763

	$454,410	$343,322	$937,631	$470,301

Other income in the first quarter of 2003 included $3,000 from the temporary rental of our production sterilization facilities.

Interest income and interest expense in the first quarters of 2004 and 2003 were negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $3,972,298 in the first half of 2004 compared to a net loss of $727,664 in the first half of 2003. As of June 30, 2004, we had an accumulated deficit of $82,959,449. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through June 30, 2004, we have raised a cumulative total of approximately $75,000,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. Since December 11, 2003, Circle F has advanced an aggregate of $2,806,000 to us in funds on a continuing basis to enable us to continue operations. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Our projected total debt and/or equity cash needs for 2004, including funds already or to be advanced from Circle F, was previously estimated at $4,000,000, as reported in our prior filings. We made this estimate before our acquisition of the Steorra technology. Our preliminary estimates indicate that, in addition to the $300,000 paid to SORBA, we will expend funds for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification.

We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Our current liabilities, not including advances from shareholders, were $528,608 at June 30, 2004 as compared to $460,449 at December 31, 2003, or an increase of $68,159. The increase primarily reflects an $85,000 liability related to the previously mentioned technology purchase that occurred in the second quarter of 2004.

Our cash was $63,263 at June 30, 2004 and $17,321 at December 31, 2003. We incurred cash expenditures of $1,935,184 for operations, $300,000 for technology acquisition and $32,874 for capital expenditures in 2004. These expenditures were funded through advances from Circle F of $2,314,000.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent auditors on our 2003 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent auditors on our 2003 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000, Circle F has provided $10,133,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Since December 11, 2003, Circle F has advanced an aggregate of $2,806,000 to us in funds on a continuing basis to enable us to continue operations, $150,000 was advanced in December 2003, $2,314,000 was advanced in the first half of 2004 and $342,000 subsequent to the first half of 2004.

Our projected total debt and/or equity cash needs for 2004, including funds already or to be advanced from Circle F, was previously estimated at $4,000,000, as reported in our prior filings. We made this estimate before our acquisition of the Steorra technology. Our preliminary estimates indicate that, in addition to the $300,000 paid to SORBA, we will expend funds for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification. In the next months, we will determine whether the needed funds will come from additional debt, equity financing, reductions in other planned expenditures, or combinations thereof.

We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Successful Marketing of the SensiLase SPP System for Wound Healing Management. We currently distribute the PV2000 SPP System through a combination of direct sales and dealer and distributor representatives. The dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. We are currently developing a second generation of the PV2000 system for more focused marketing to wound healing management clinics. This product, SensiLase Skin Perfusion Pressure System was FDA cleared-to-market in the second Quarter of 2004. There can be no assurance that the product will result in profitable operations in 2004.

Successful Development of the Steorra ICG System for Non-Invasive Hemodynamic Monitoring. We need to make revisions to Steorra’s user interface and aesthetics, obtain CE Mark and ISO certification and perform additional market testing to meet our commercial specifications. We need to identify dealer and distributor channels in addition to those already under contract with us and we need to successfully manufacture and then launch Steorra into a highly competitive marketplace. These are challenging tasks and there can be no assurance that we can complete these tasks in a timely and cost-effective manner.

Ability to Realize Value of Research and Development Supplies. We have research and development supplies totaling $389,537 at June 30, 2004. These supplies consist of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System but have also been used in other research and development activities. In the fourth quarter of 2001, we abandoned the SensiCath System product in its then commercial configuration and the carrying value of the modules was reclassified from inventory to research and development supplies and included in other assets. The reclassification was made because the modules had active and valuable use but did not have a market as a stand alone product. These modules are protected by several of our patents and the technology embedded in the modules remains current. The modules were vital in developing the CapnoProbe product and in finalizing the Development and License Agreement and the Exclusive Supply Agreement with Nellcor. The modules have been used for manufacturing and various other research and development projects, either internally or under research and development arrangements, and provide us with a means to valued technology that can be used in manufacturing and in future research and development activities. Should we not achieve our expectations of the net realizable value of these supplies, potential future losses may occur to the extent of the remaining carrying value.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of Common Stock. As part of the agreement, the Company issued 403,750 shares of Common Stock (95% of the total) on May 14, 2004 with the remaining 21,250 shares of common stock (5% of the total) to be issued upon completion of certain post-closing matters. The Company did not assume any debts or liabilities of SORBA.

The initial issuance of the share consideration to SORBA was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and Rule 505 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering based on, among other factors, representations made by the recipients of such shares to the Company and the information made available to the recipients of the shares regarding the acquisition of SORBA. The Company has agreed to prepare and file with the SEC a registration statement under the Securities Act, and the securities laws of any applicable states, covering the resale of up to 425,000 shares of Common Stock of the Company.

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

(b) Reports on Form 8-K

On May 17, 2004, we filed a Current Report on Form 8-K reporting under Item 2 the completion of the Company’s acquisition of certain assets from SORBA Medical Systems, Inc., a Wisconsin corporation, effective as of May 12, 2004.

On June 14, 2004, we filed a Current Report on Form 8-K reporting under Item 4 the dismissal of Ernst & Young LLP as the Company’s independent accountants and the engagement of Virchow, Krause & Company, LLP as the Company’s new independent accountants effective as of June 9, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date August 16, 2004	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date August 16, 2004	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)