Form 10QSB
period 2004-09-30
OPTICAL SENSORS INC
filed 2004-11-15
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Issuer’s telephone number, including area code (952) 944-5857

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of November 10, 2004, the Issuer had 3,633,289 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated

Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$73,952	$17,321
Accounts receivable	156,057	197,929
Inventories	240,212	237,313
Prepaid expenses and other current assets	31,842	12,094

Total current assets	502,063	464,657

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	831,624	816,071
Leasehold improvements	340,802	340,802
Furniture and equipment	298,285	243,759
Production equipment	518,418	506,601

	3,147,118	3,065,222
Less accumulated depreciation	(2,936,165)	(2,899,917)

	210,953	165,305

Other assets:
Research and development supplies	—	414,332
Patents, net of accumulated amortization of $466,472 and $345,682	428,297	640,754
Other assets	9,723	9,723

	438,020	1,064,809

Total assets	$1,151,036	$1,694,771

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$3,418,000	$150,000
Customer deposits	1,500	50,417
Accounts payable	134,372	108,139
Employee compensation	133,629	136,011
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	3,439	11,033
Accrued interest payable	54,849	54,849

Total current liabilities	3,845,789	610,449

Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share Authorized shares – 5,000,000 Issued and outstanding shares – 4,570,268	45,703	45,703
Common stock, par value $0.01 per share:
Authorized shares – 30,000,000 Issued and outstanding shares – 3,633,289 and 3,208,289	36,333	32,083
Additional paid-in capital	81,613,789	80,020,309
Accumulated deficit	(84,371,219)	(78,987,151)
Unearned compensation	(19,359)	(26,622)

Total shareholders’ equity (deficit)	(2,694,753)	1,084,322

Total liabilities and shareholders’ equity (deficit)	$1,151,036	$1,694,771

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product development fees	$33,970	$116,784	$114,618	$548,167
Sales	186,804	443,499	519,087	1,163,606
Royalties	63,545	426	69,723	426

	284,319	560,709	703,428	1,712,199

Operating expenses:
Cost of goods sold	325,457	508,906	935,371	1,306,718
Cost of product development	3,189	44,820	45,682	98,391
Research and development expenses	478,036	298,100	3,298,705	859,767
Impairment of patents and research and development supplies	539,423	102,376	539,423	102,376
Selling, general and administrative expenses	350,368	491,589	1,287,999	961,890

	1,696,473	1,445,791	6,107,180	3,329,142

Operating loss	(1,412,154)	(885,082)	(5,403,752)	(1,616,943)

Interest (expense) income, net		—	(72)	88
Other income (expense), net	384	921	19,756	5,030

	384	921	19,684	5,118

Net loss	$(1,411,770)	$(884,161)	$(5,384,068)	$(1,611,825)

Net loss per common share:
Basic and diluted	$(.39)	$(.28)	$(1.58)	$(.51)

Shares used in calculation of net loss per share	3,618,737	3,190,951	3,418,307	3,190,352

See accompanying notes.

Optical Sensors Incorporated

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating activities
Net loss	$(5,384,068)	$(1,611,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchase of Steorra Technology – recorded as in-process research and development expense	1,700,000	—
Non-cash compensation expense (credit) on stock options	(102,270)	39,669
Compensation expense related to stock options issued to consultant	(7,263)	(7,263)
Depreciation and amortization	160,125	82,218
Impairment of research and development supplies	387,766	102,376
Impairment of patents	151,657	—
Changes in operating assets and liabilities:
Accounts receivable	41,872	6,000
Inventories	(2,899)	(6,034)
Prepaid expenses and other assets	(56,258)	82,993
Accounts payable and accrued expenses	(32,660)	(128,957)

Net cash used in operating activities	(3,129,472)	(1,440,823)

Investing activities
Purchases of property and equipment	(81,897)	(87,183)

Net cash used in investing activities	(81,897)	(87,183)

Financing activities
Advances from shareholder	3,268,000	465,000
Net proceeds from issuance of common stock	—	4,167
Net proceeds from issuance of preferred stock	—	865,000

Net cash provided by financing activities	3,268,000	1,334,167

(Decrease) Increase in cash	56,631	(193,839)
Cash at beginning of period	17,321	243,752

Cash at end of period	$73,952	$49,913

See accompanying notes

Optical Sensors Incorporated

Notes to Financial Statements

(Unaudited)

September 30, 2004

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net loss as reported	$(1,411,770)	$(884,161)	$(5,384,068)	$(1,611,825)
Add: stock-based compensation (credit) cost included in the determination of net loss as reported	(103,494)	213,635	(95,007)	39,669
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(93,338)	(94,107)	(401,147)	(282,321)

Pro forma net loss	$(1,608,602)	$(764,633)	$(5,880,222)	$(1,854,477)

Net basic and diluted loss per share:
As reported	$(.39)	$(.28)	$(1.58)	$(.51)
Pro forma	$(.44)	$(.24)	$(1.72)	$(.58)

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

Note B – Research and Development Supplies

At the end of the second quarter of 2004, the Company had research and development supplies valued at $387,766, consisting of electro-optical modules. The Company had evaluated the carrying value of the modules based on the selling prices of modules sold to third parties and on the ability of the Company to use the modules to generate increased value in its proprietary technology or to solicit new business in the form of contract development work, license agreements or other types of partnering relationships. Sales of modules to Nellcor for incorporation into CapnoProbe production test equipment were one source of anticipated third party sales. In August of 2004, the Company learned that Nellcor initiated a recall of CapnoProbe product after finding potentially pathogenic bacteria in the buffered saline solution of inventory samples that Nellcor manufactured. The Company does not know the long-term impact this event will have on Nellcor’s CapnoProbe sales nor the quantities, if any, of modules that Nellcor might purchase from the Company. Also at the end of the third quarter of 2004, Company management concluded that it will re-direct its research and development resources towards the recently acquired Steorra technology and away from contract development work, the second significant source of module consumption. The Company plans to continue using modules for development of its own proprietary technology, the third and final source of forecasted module consumption. However, the number of modules used for this purpose alone is not significant quantity and, therefore, the Company recognized an impairment expense of $387,766 in the third quarter of 2004. The Company had recognized impairment expense of $102,376 related to research and development supplies in the third quarter of 2003.

Note C – Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$102,710	$61,206
Raw materials	137,502	176,107

	$240,212	$237,313

Note D – Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor. Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company’s CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. The Company received $1,650,000 of the $2,000,000 prior to 2003 and the final milestone payment of $350,000 in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company recognized royalties of $6,178 in the first nine months of 2004. Cash receipts from minimum royalties owed to the Company by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004 and $125,000 for the first half of 2005. The Company also entered into a Supply Agreement with Nellcor under which the Company was to manufacture the CapnoProbe for Nellcor for a transition period of up to one year, or until a certain quantity of units had been produced, while Nellcor established its own manufacturing operations. The Supply Agreement was mutually terminated in 2003 prior to the end of the one year transition period and prior to the Company producing the specified number of units. As a result, the Company charged Nellcor an early termination fee of $147,000, which was reported as sales revenue in the fourth quarter of 2003.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems.

The Company developed the CapnoProbe and Nellcor became the exclusive licensee and distributor of the CapnoProbe in September 2001. The Company stopped manufacturing the CapnoProbe in June 2003 as provided in its agreements with Nellcor, and since that time, has not managed any aspect of the product.

Under the terms of a license agreement with Nellcor, the Company receives royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. The Company does not expect the recall to affect its current revenues because it had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties Nellcor is contractually obligated to pay under its agreement with us. At this time, the Company does not know the long-term impact this event will have on Nellcor’s CapnoProbe sales.

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

	2004	2003
First Quarter	$20,921	$(180,224)
Second Quarter	(17,276)	6,258
Third Quarter	(105,915)	213,635
Fourth Quarter	n/a	21,685

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

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. Since December 11, 2003, Circle F has advanced an aggregate of $3,758,000 to the Company in funds on a continuing basis to enable it to continue operations, $150,000 was advanced in December 2003, $3,268,000 was advanced in the first nine months of 2004 and $340,000 subsequent to the first nine months of 2004. These advances bear no interest, are unsecured and contain no conversion features.

Note G – Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of Common Stock valued at $4.00 per share which was the stock closing price on the date of closing. As part of the agreement, the Company issued 403,750 shares of Common Stock (95% of the total) on May 14, 2004 with the remaining 21,250 shares of common stock (5% of the total) issued on September 1, 2004. The Company did not assume any debts or liabilities of SORBA. When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. The Steorra device is an FDA regulated product currently being used in hospitals and clinics. The Company intends to revise the device’s user interface and aesthetics and re-launch in the first half of 2005 after receiving CE mark approval and ISO certification. However, the Company has concluded that the Steorra technology does not meet the definition of alternative future use and has classified the Steorra technology purchase as IPR&D and written it off as research and development expense. Also, the Company has concluded that the ancillary equipment and supplies purchased with the Steorra Technology are not of material value and no value has been assigned to those items.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Since our initial public offering in 1996, we have evolved from a company focused on arterial blood gas monitoring in the intensive care unit to one that is focused on non-invasive hemodynamic monitors that are useable in hospital point-of-care, office-based physician practices and certain other non-hospital settings. In early 2004 we announced that we would begin doing business as VÄSAMED. We believe the name “VÄSAMED” underscores our mission to provide non-invasive diagnostic tools for a variety of vascular and cardiovascular conditions.

We develop, manufacture and market low-cost, noninvasive vascular diagnostic systems for hemodynamic monitoring. Currently we manufacture and sell PV2000 and SensiLaseTM PAD 3000, skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) is a precise quantitative reading of the pressure at which the blood flow in capillaries overcomes a controlled occlusion. SPP delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment. SPP goes beyond traditional diagnostic tools by delivering accurate, reproducible clinical information regardless of vessel calcification, edema, physiology, skin type, or hyperbaric conditioning. As such, it provides unparalleled clinical value across the entire spectrum of patient types and disease states. The core technology for SPP originally came from Vasamedics LLC. In 2000, we acquired PV2000 and other assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements from Vasamedics. We then developed an improved and fully automated version of PV2000 - the SensiLase PAD 3000 - and received U.S. Food and Drug Administration (FDA) clearance for it in mid-2004. The acquisition also provided us direct sales contact with customers in areas of current and future market interest.

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform is SteorraTM, a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. Completely non-invasive, Steorra augmented by other non-invasive technologies being developed by us will provide reliable information for optimal diagnosis and drug therapy management. We believe Steorra will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular disease patients and we believe Steorra will be a welcome addition to the now very familiar blood pressure and heart rate monitors found in most doctors’ offices. We are in the process of improving Steorra user aesthetics and obtaining CE Mark status. We believe Steorra will be clinically available in late 2004 and commercially available in early 2005. Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use these applications to position our Steorra platform as one of the most effective ICG platforms available.

A single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System, was licensed to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement we negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to us of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. We receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems. We stopped manufacturing the CapnoProbe in June 2003 as provided in our agreements with Nellcor, and since that time, have not managed any aspect of the product. We do not expect the recall to affect our current revenues because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties Nellcor is contractually obligated to pay under our agreement with Nellcor. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales.

We rely on sales revenues, development fees, loans and equity infusions from current shareholders or other investors to continue our operations. We expect that our revenues for 2004 will principally be derived from VÄSAMED product sales, development fees and minimum royalty fees from Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004 and $125,000 in the first half of 2005. In the first nine months of 2004, sales of our SPP products grew over 51% compared to the same time period in 2003. We believe our investment in sales and marketing staff has served to provide this modest improvement but more importantly, should improve our ability to introduce Steorra and grow our SensiLase business.

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

Our projected total cash needs for 2004 are estimated at $4,200,000, of which Circle F has advanced us $3,608,000 to date. These projected total cash needs include $300,000 paid to SORBA and other expenditures for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification. Currently, we receive advances from Circle F on a weekly basis sufficient to cover that weeks cash needs. We often do not have funds available to pay current obligations without receiving advances from Circle F. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during 2004 nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world and for sales activities related to our SensiLase product and for development of an enhanced Steorra product.

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

Research and Development Supplies

At the end of the second quarter of 2004, we had research and development supplies valued at $389,537 on our books, consisting of electro-optical modules. We evaluated the carrying value of the modules based on the selling prices of modules sold to third parties and on our ability to use the modules to generate increased value in our proprietary technology or to solicit new business in the form of contract development work, license agreements or other types of partnering relationships. Sales of modules to Nellcor for incorporation into CapnoProbe production test equipment were one source of anticipated third party sales. In August of 2004, we learned that Nellcor initiated a recall of the CapnoProbe product after finding potentially pathogenic bacteria in the buffered saline solution of inventory samples. We do not know the long-term impact this event will have on Nellcor’s CapnoProbe manufacturing, sales or the quantities, if any, of modules that Nellcor might purchase from us. Also at the end of the third quarter of 2004, we re-directed our research and development resources towards the recently acquired Steorra technology and away from contract development work. We plan to continue using modules for development of our proprietary technology. However, we have concluded that the modules used for this purpose will not be at a level sufficient to consume a significant portion of these modules and have recognized an impairment expense of $387,766 in the third quarter of 2004.

Patents and Impairment Review

At September 30, 2004, we reported patents on our balance sheet, net of amortization, of $428,297. Accumulated amortization was $466,472 at September 30, 2004. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at September 30, 2004 of $428,297. In October of 2004, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004.

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

Purchased In-Process Research and Development (IPR&D)

When we acquire technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. Our policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Results of Operations

Our revenues consist of sales, product development fees and royalties.

Net sales for the third quarter of 2004 decreased $256,695 to $186,804, or 58%, from $443,499 in the third quarter of 2003. Net sales for the nine month period ended September 30, 2004 decreased $644,519 to $519,087, or 55%, from $1,163,606 from the nine month period ended September 30, 2003. These sales consisted of CapnoProbe product and VÄSAMED product, as indicated in the table below. The reduction in net sales is principally due to declining CapnoProbe sales resulting from termination of our CapnoProbe supply agreement with Nellcor in the fourth quarter of 2003 when Nellcor established its own manufacturing operations. However, sales of VÄSAMED products increased 37% and 50% in the third quarter and first nine months of 2004, respectively, over comparable periods in 2003. We expect that sales for the remainder of 2004 will consist solely of VÄSAMED products. We are investing personnel and other resources towards the VÄSAMED product line and anticipate that sales will continue to increase in 2004 above current levels and will increase further based on 2005 planned introductions of enhanced VÄSAMED products, including products resulting from our purchase of the Steorra technology.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
CapnoProbe sales to Nellcor	$—	$306,825	$32,768	$840,393
VÄSAMED product sales	186,804	136,674	486,319	323,213

	$186,804	$443,499	$519,087	$1,163,606

Product development fee revenues for the third quarter of 2004 decreased $82,814 to $33,970, or 71%, from $116,784 in the third quarter of 2003. Product development fee revenues for the nine month period ended September 30, 2004 decreased $433,549 to $114,618, or 79%, from $548,167, for the nine month period ended September 30, 2003. The first quarter of 2003 included $350,000 earned under our license agreement with Nellcor. This payment represented the final milestone payment of $2,000,000 in development fees under our license agreement with Nellcor. In the first nine months and the balance of 2004, we are directing our efforts primarily to the development of additional products based on our proprietary opto-chemical technology base and upgraded products for the VÄSAMED product line, including our recently acquired Steorra technology. Because we are shifting our efforts away from third party development to our own technologies, we do not expect to earn significant development fee revenues in 2004.

We recognized royalty revenues of $63,545 and $69,723, respectively, from Nellcor’s sale of CapnoProbe product in the third quarter and first nine months of 2004 as compared to only nominal revenues recognized in the first nine months of 2003. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 for the second half of 2004 and $125,000 in the first half of 2005.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems. We do not expect Nellcor’s recall to affect our current revenues because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties Nellcor is contractually obligated to pay under its agreement with them. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales.

Cost of goods sold in the third quarter and for the nine month period ended September 30, 2004 were $325,457 and $935,371, respectively, as compared to $508,906 and $1,306,718, respectively, in the third quarter and nine month period ended September 30, 2003. Costs of goods sold related to products sold to Nellcor and VÄSAMED product sales, except for $100,000 each in the first three quarters of 2004 and 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Cost of goods sold exceeded net sales in the first nine months of 2004 because volumes were below that necessary to cover fixed costs and royalty revenues were less than minimum royalty payments to ICCM. We expect margins will improve towards the end of 2004 as sales of VÄSAMED products continue to improve from quarter to quarter and minimum royalty payments are received from Nellcor.

Cost of product development revenues in the third quarter and for the nine month period ended September 30, 2004 were $3,189 and $45,682, respectively, as compared to $44,820 and $98,391, respectively, in the third quarter and nine month period ended September 30, 2003. The decrease in cost of product development revenues between comparable periods from 2003 and 2004 were a result of lower product development revenues.

Research and development costs increased $179,936, or 60%, from $298,100 in the third quarter of 2003 to $478,036 for the third quarter of 2004. Research and development costs increased $2,438,938, or 284%, from $859,767 for the nine month period ended September 30, 2003 to $3,298,705 for the nine month period ended September 30, 2004. The increase in expenditures for the third quarter of 2004 is attributable primarily to additional personnel and other expenditures related to increased development efforts towards Steorra and SensiLase product development and $81,678 in additional amortization expense recognized on previously issued patents. The increase for the nine month period ending September 30, 2004 included $2,000,000 of expense related to the purchase of Steorra non-invasive cardiac output technology, which was recorded as purchased in-process research and development expense in the second quarter of 2004. The remaining increase for the nine month periods ended September 30, 2004 were attributable primarily to increased development and manufacturing efforts for upgrades to Steorra and SensiLase product development. We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Compensation and benefits	$236,199	$184,075	$730,064	$624,339
Third party engineering firms, consultants and other professional fees	69,947	36,911	205,556	81,055
Materials and supplies consumed in development projects	36,470	50,977	120,493	80,627
Purchased In-Process Research and Development (IPR&D) expense	—	—	2,000,000	—
All other costs of research and development	135,420	26,137	242,592	73,746

	$478,036	$298,100	$3,298,705	$859,767

In October of 2004 we completed our strategic planning process for 2005 and years thereafter. In conjunction with this process we reviewed future anticipated costs related to in process patent applications and in support of existing issued patents as compared to anticipated future revenues. We decided to not pursue certain foreign patent applications and to not support certain foreign patents having a total carrying value of $151,657. In addition, we decided to re-direct additional resources away from third party development projects, resulting in a decline in future anticipated usage of research and development supplies valued at $387,766. Also, we concluded that an August 2004 recall of Nellcor’s CapnoProbe product would impair our ability to sell instruments to Nellcor for use in their CapnoProbe manufacturing test equipment. Concurrently with this review, we prepared our third quarter 2004 10Q. As a result, we are recognizing impairment expense totaling $539,423 in the third quarter of 2004.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Impairment of research and development supplies	$387,766	$102,376	$387,766	$102,376
Impairment of patent costs	151,657	—	151,657	—

	$539,423	$102,376	$539,423	$102,376

Selling, general and administrative expenses decreased $141,221, or 29%, from $491,589 in the third quarter of 2003 to $350,368 for the third quarter of 2004. Selling, general and administrative expenses increased $326,109, or 34%, from $961,890 for the nine month period ended September 30, 2003 to $1,287,999 for the nine month period ended September 30, 2004. The decrease in the third quarter was attributable to non-cash compensation expense reversals and expense related to variable accounting applicable to our stock option plan, offset partially by increased compensation and consulting fee expenses related to increased marketing of the VÄSAMED product line and company wide quality systems certification. The increase in selling, general and administrative expenses for the nine months ended September 30, 2004 was also attributable to increased marketing of the VÄSAMED product line and company wide quality systems certification plus costs related to SEC filings and staff reviews of prior filings and legal fees related to the acquisition of the Steorra. The increase was offset partially by non-cash compensation expense and expense reversals. We expect selling expenses to increase moderately through the balance of 2004 as we launch our new upgrades to the VÄSAMED product line, and we expect administrative expenses to remain at the third quarter 2004 level.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Compensation and Benefits	$177,918	$140,384	$528,007	$439,624
Non-cash compensation (credit) related to options	(103,494)	216,056	(95,007)	46,931
Professional and consulting fees	116,506	71,920	449,942	273,846
Marketing promotional activities	42,667	6,632	117,519	26,129
All other SG&A costs	116,771	56,597	287,538	175,360

	$350,368	$491,589	$1,287,999	$961,890

Interest income and interest expense in the first nine months of 2004 and 2003 were negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $5,384,068 in the first nine months of 2004 compared to a net loss of $1,611,825 in the first nine months of 2003. As of September 30, 2004, we had an accumulated deficit of $84,371,219. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity and debt securities. From inception through September 30, 2004, we have raised a cumulative total of approximately $75,000,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. Since March of 2000, Circle F has provided $10,565,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances.

Our projected total cash needs for 2004 is estimated at $4,200,000, of which Circle F has advanced us $3,608,000 to date. These projected total cash needs include $300,000 paid to SORBA and other expenditures for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification. Currently, we receive advances from Circle F on a weekly basis sufficient to cover that weeks cash needs. We often do not have funds available to pay current obligations without receiving advances from Circle F. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Our current liabilities, not including advances from shareholders, were $427,789 at September 30, 2004 as compared to $460,449 at December 31, 2003, or a decrease of $32,660. The decrease primarily reflects the payment of monies owed Nellcor under a manufacturing supply agreement that had ended in 2003.

Our cash was $73,952 at September 30, 2004 and $17,321 at December 31, 2003. We incurred cash expenditures of $3,129,472 for operations, including $300,000 for technology acquisition and $81,897 for capital expenditures in 2004. These expenditures were funded through advances from Circle F of $3,268,000.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent auditors on our 2003 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent auditors on our 2003 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. Since March of 2000, Circle F has provided $10,565,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Since December 11, 2003, Circle F has advanced an aggregate of $3,758,000 to us in funds on a continuing basis to enable us to continue operations, $150,000 was advanced in December 2003, $3,268,000 was advanced in the first nine months of 2004 and $340,000 subsequent to the first nine months of 2004.

Our projected total debt and/or equity cash needs for 2004, including funds already or to be advanced from Circle F, is estimated at $4,200,000. This includes $300,000 paid to SORBA and other expenditures for revisions to the Steorra device’s user interface and its aesthetics as well as costs to obtain CE Mark status and ISO certification.

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

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems.

We developed the CapnoProbe and Nellcor became the exclusive licensee and distributor of the CapnoProbe in September 2001. We stopped manufacturing the CapnoProbe in June 2003 as provided in our agreements with Nellcor, and since that time, have not managed any aspect of the product.

Under the terms of a license agreement with Nellcor, we receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. We do not expect the recall to affect our current revenues because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties Nellcor is contractually obligated to pay under its agreement with us. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales.

Successful Marketing of the SensiLase SPP System for Wound Healing Management. We currently distribute the PV2000 and SensiLase PAD 3000 SPP Systems through a combination of direct sales and dealer and distributor representatives. The dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. SensiLase, a second generation of the PV2000 system, was developed to allow more focused marketing to wound healing management clinics. SensiLase was cleared-to-market by the FDA in the second Quarter of 2004 and first sales and system installations have occurred. There can be no assurance that the product sales will meet forecasted expectations in 2004.

Successful Development of the Steorra ICG System for Non-Invasive Hemodynamic Monitoring. We need to make revisions to Steorra’s user interface and aesthetics, obtain CE Mark and ISO certification and perform additional market testing to meet our commercial specifications. We need to identify dealer and distributor channels in addition to those already under contract with us and we need to successfully manufacture and then launch Steorra into a highly competitive marketplace. These are challenging tasks and there can be no assurance that we can complete these tasks in a timely and cost-effective manner or at all.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the “Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of Common Stock. As part of the agreement, the Company issued 403,750 shares of Common Stock (95% of the total) on May 14, 2004 with the remaining 21,250 shares of common stock (5% of the total) issued September 1, 2004 upon completion of certain post-closing matters. The Company did not assume any debts or liabilities of SORBA.

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

Item 5. Other Information

By Board resolution dated November 10, 2004, Optical Sensors Incorporated’s Board of Directors approved the termination of VÄSAMED’s Executive Severance Pay Plan, which in accordance with the terms of the plan will be effective on November 10, 2005, one year from the date of the approval of the plan’s termination.

All of VÄSAMED’s executive officers are covered by the severance pay plan. The severance pay plan provides for the payment of certain benefits to VÄSAMED’s executives who experience a “Qualifying Termination of Employment.”

A “Qualifying Termination of Employment” occurs if and only if:

The company terminates the executive’s employment, before or after a change in control, for any reason except “cause,” death or disability, or

The executive terminates his or her employment either (1) prior to a change in control if his or her termination was a condition of the change in control or was requested or insisted upon by an unrelated person involved with the change in control or (2) during the 12 months after the change in control due to certain reasons.

If an executive has a “Qualifying Termination of Employment,” he or she will continue to receive his or her regular pay and continue to participate in all employee benefit plans until the date of termination specified in the notice of termination. In addition, the executive will receive the following:

payment equal to 12 times the executive’s monthly base pay payable within 10 days after the date of termination;

A “gross up” payment for any excise tax liability; and

Indemnification and expense advances for damages, costs and expenses incurred in connection with all matters relating to the executive’s service with or for Optical Sensors.

These rights will continue until the plan’s termination on November 10, 2005.

Item 6. Exhibits

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

OPTICAL SENSORS INCORPORATED

Date November 15, 2004	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date November 15, 2004	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)