Form 10KSB
period 2004-12-31
OPTICAL SENSORS INC
filed 2005-03-29
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-27600

OPTICAL SENSORS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	41-1643592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7615 Golden Triangle Drive, Suite C Technology Park V Minneapolis, Minnesota	55344-3733
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (952) 944-5857

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for the fiscal year ended December 31, 2004 were $1,069,139.

As of March 10, 2005, 3,633,289 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $6,137,174.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

i

PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Risk Factors.”

As used in this Form 10-KSB, references to “Optical Sensors,” “väsamed,” the “Company,” “we” or “us” refer to Optical Sensors Incorporated, unless the context otherwise indicates. We own or have the rights to use various trademarks, trade names or service marks, including the Optical Sensors name.

Item 1. DESCRIPTION OF BUSINESS.

General

Since our initial public offering in 1996, we have evolved from a company focused on development of arterial blood gas monitors for intensive care units to one that develops, manufactures and sells systems for non-invasive hemodynamic assessment for hospital point-of-care, office-based physician practices and certain other non-hospital settings. In early 2004, we announced that we would begin doing business as väsamed. We believe the name “väsamed” underscores our mission to provide non-invasive diagnostic tools for a variety of peripheral vascular and cardio vascular conditions.

We develop, manufacture and market low-cost, noninvasive peripheral and cardio vascular diagnostic systems for hemodynamic assessment. Currently, we manufacture and sell PV2000 and SensiLaseTM PAD 3000 skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) is a precise quantitative reading of the pressure at which the blood flow in capillaries overcomes a controlled occlusion. SPP delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment. SPP goes beyond traditional diagnostic tools by delivering accurate, reproducible clinical information regardless of vessel calcification, edema, physiology, skin type, or hyperbaric conditioning. As such, it provides unparalleled clinical value across the entire spectrum of patient types and disease states. The core technology for SPP originally came from Vasamedics LLC. In 2002, we acquired PV2000 and other assets related to medical instrumentation for patient monitoring of laser Doppler blood flow (LaserFlo BPM2) and related measurements from Vasamedics. We then developed an improved and fully automated version of PV2000 - the SensiLase PAD 3000 - and received U.S. Food and Drug Administration (FDA) clearance for it in mid-2004. The acquisition also provided us direct sales contact with customers in areas of current and future market interest.

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as SteorraTM, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named AcQtrac™ ICG and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used. Completely non-invasive, we believe that AcQtrac ICG, augmented by other non-invasive technologies that we are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe AcQtrac ICG will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe AcQtrac ICG will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We are in the process of improving AcQtrac user aesthetics and have obtained CE Mark status. AcQtrac is currently in clinical evaluation and, we expect it to be commercially available in 2005. Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac platform as one of the most effective ICG platforms available.

We licensed a single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System, to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement we negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to us of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. The license agreement provides that we receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems. We stopped manufacturing the CapnoProbe in June 2003 and, since that time, we have not managed any aspect of the product. We do not expect the recall to affect our current revenues in the near term because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While our agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, we would have certain additional rights to the technology. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product.

Tissue Capnometry

Tissue capnometry determines tissue health and viability. The ability to measure tissue carbon dioxide content can be used to demonstrate the inability of tissue to use oxygen. Once a “tissue-critical” state is detected, oxygen delivery to the tissues can be optimized by maintaining arterial oxygen saturation at more than 90% and hemoglobin at more than 8 g/dL (80 g/L) and by increasing the cardiac index to between 4.5 and 6 L/min per square meter of body surface area. The information provided by tissue capnometry can be incorporated into many other diagnostic systems such as those used to determine cardiac output and peripheral perfusion pressures.

One application of tissue capnometry is for use in evaluating changes in CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. Systemic reduction in blood flow, or “hypoperfusion,” can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. Changes in gastrointestinal tissue CO2 mirror changes in sublingual tissue CO2. This application is embodied by CapnoProbe, a disposable CO2 probe that is self-calibrating and provides CO2 readings from the sublingual tissue bed in approximately one minute.

SensiLase and Skin Perfusion Pressure

We entered this market by acquiring laser Doppler instrumentation. This technology is used to measure blood flow, intraluminal changes in connection with occlusive disease and skin perfusion pressure. Skin Perfusion Pressure (“SPP”) provides a quantitative evaluation of small vessel disease by measuring simple aspects of capillary function. Patients currently served by this technology include those with chronic foot ulcers, diabetics, and candidates for amputation. The wound management market is principally comprised of patients with foot ulcers. It is estimated that foot ulcers affect 15% (2.4 million) of all diabetics (16 million) in the United States. Five percent of patients with diabetes undergo toe or foot amputation secondary to intractable ulceration. On average, there are 34,000 toe amputations a year. Our products provide customers with quantitative and reliable prediction of wound healing, are user-friendly and can be used in a wider variety of vascular disease conditions than conventional technology.

We intend to also use skin perfusion technology as part of a non-invasive hemodynamic platform. We plan to develop a platform that includes multiple parameters, all of which are monitored non-invasively, moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. The nonacute care settings (approximately 50,000 sites) have a real need for this information because there are well over 100 million office visits for cardio-respiratory symptoms each year.

SensiLase is cleared-to-market as a 510(k) Class II device.

AcQtrac ICG and Non-Invasive Cardiac Output

The most commonly used method of measuring cardiac output in intensive care units is invasive and relies on the use of a pulmonary artery catheter to estimate cardiac output. The risks of pulmonary artery catheter use are well-documented and include infection and changes in heart rhythm, as well as increased risk of other problems and even death. It is no surprise that hospitals have come to reserve this invasive technique for only the most critically ill patients or have discontinued using it altogether. One noninvasive alternative method for determining cardiac output that is growing in popularity is that of impedance cardiography (ICG). ICG measures the beat-to-beat changes of thoracic bioimpedance via sensors applied on the neck and body in order to calculate stroke volume (SV).

AcQtrac ICG provides measurements of cardiac output (CO), systemic vascular resistance (SVRe) and thoracic fluid volume index (TFVI) using Impedance Cardiography (ICG). In addition, AcQtrac ICG provides numerous other parameters including heart rate, cardiac index, stroke volume, pre-ejection period, ejection time, systolic time quotient, maximum deflection of differentiated ICG and transthoracic impedance. The proprietary ensemble averaging algorithm, termed Cardiac Amplifier Technology, focuses on addressing the signal to noise challenges of ICG, resulting in a more reliable and reproducible measurement of stroke volume and derived parameters, including vascular resistance. This powerful technology enables a clean ICG waveform to be derived from a relatively un-analyzable raw impedance signal.

Estimates from one competing company state that the worldwide market potential for ICG products could be as much as $5 billion with an additional $800 million in recurring annual revenue for the disposable sensors that are used in making the cardiac output measurement. This is based upon the American Heart Association’s statistics that state that “64,400,000 Americans have one or more forms of cardiovascular disease.” The majority of this includes people with high blood pressure (50,000,000) followed by those with coronary heart disease (13,200,000). Obviously, non-invasive means of monitoring cardiac health and response to therapeutic drugs and treatments is highly desirable.

Sales and Marketing and Customers

We have sales and marketing personnel that support sales of the SensiLase and AcQtrac products through a group of five independent U.S. dealer representatives, three direct sales people and one independent contractor. We also have distributors that sell SensiLase product in Mexico, Germany, Turkey, Canada, Singapore and Japan. In January 2004, we hired a Vice President of Sales and Marketing to create and implement a market and sales distribution strategy for SensiLase and AcQtrac and anticipated upgrades to these systems that are currently under development.

Our four largest customers accounted for 10%, 10%, 15% and 24% of our revenue in 2004. We are dependent upon them and the loss of some or all of their business could have a material adverse effect on our results.

Research and Development

Our research and development staff is currently supporting the launch of the SensiLase and AcQtrac. They additionally continue to work on other non-invasive parameters to enable menu expansion for future versions of our hemodynamic assessment systems. The SensiLase technology complements these activities because the laser Doppler technology provides a means to assess mechanical blood flow. Tissue capnometry complements these activities because it provides means to interpret hemodynamic data. Our research and development expenses for the fiscal years ended December 31, 2004 and 2003 were $3,729,866 and $1,233,030, respectively. We anticipate that we will continue to spend significant amounts on research and development activities for the foreseeable future.

Manufacturing and Supply

We maintain approximately 4,000 square feet of manufacturing space, which includes a Class 10,000 clean room. We use this space and capability to manufacture SensiLase and to provide prototype manufacturing for AcQtrac and other new products.

Competition

SensiLase has four main competitors: Perimed AB, Moor Instruments Ltd., Transonic Systems Inc. and Oxfor Optronix Ltd. Each company has different capabilities and approaches to the determination of local/regional tissue perfusion. We believe that the new features we have added to SensiLase and future incorporation of our other technology into the SensiLase instrument will result in a differentiable and improved perfusion diagnostic system in comparison to our competitors. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for our product.

AcQtrac has two main competitors: Cardiodynamics Incorporated and Analogic Corporation. Each company has similar approaches to measuring non-invasive cardiac output. To our knowledge, neither company possesses intellectual property in the area of tissue perfusion and we believe that this will become a key differentiating feature in future versions of our hemodynamic monitor as we expand the AcQtrac menu and its clinical applications. Cardiodynamics and Analogic have significant financial and business resources. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for our product.

To our knowledge, there are no commercially available products that would directly compete with the CapnoProbe. There are several systems that measure transcutaneous CO2 but these measure peripheral perfusion and are not deemed reliable indicators of core perfusion. The CapnoProbe would indirectly compete with the Datex-Ohmeda (Instrumentariun Corporation) TONOCAP system. This product measures CO2 in the tissue of the stomach wall as an indicator of regional perfusion. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO2 as a method to arrive at a diagnosis of shock, since there is evidence that if elevated gut CO2 cannot be reversed within six to 24 hours, aggressive treatment will not be effective.

We believe that the principal competitive factors for the CapnoProbe will be accuracy, rapid results, cost-effectiveness and price. Our competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. There can be no assurance that Nellcor will be an effective distribution partner. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the CapnoProbe.

Patents and Proprietary Rights

We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice 37 U.S. patents covering our technology, eight of which are specifically related to the CapnoProbe, four of which specifically cover SensiLase and one of which covers AcQtrac. One material patent will expire in 2013, and all of our other material patents expire in 2018 or later. We have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.

In July 1998, we entered into a patent license agreement with the Institute of Critical Care Medicine, or ICCM, which provides us with the exclusive, worldwide right under ICCM’s pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The CapnoProbe product developed by us is subject to royalties under the license agreement. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. We are also obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of the CapnoProbe.

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor is the exclusive worldwide manufacturer and distributor of our CapnoProbe product. We granted Nellcor exclusive manufacturing and distribution rights to the CapnoProbe product for the “assessment of systemic hypoperfusion” or, in lay terms, shock. We excluded from the license we granted to Nellcor forward military applications of the CapnoProbe product. Future CapnoProbe revenues will be from royalty payments from Nellcor to us, less a royalty to be paid by Nellcor on our behalf to ICCM, pursuant to our license agreement with ICCM and subsequent agreements among us, ICCM and Nellcor. The royalty rates are based upon a net gross margin calculation for the disposable components and an aggregate gross margin calculation for the instrument.

On October 1, 2002, we acquired from Vasamedics LLC certain assets related to medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. As part of that acquisition we acquired four patents related to skin perfusion pressure and laser Doppler flow monitoring.

In May 2004, we acquired from SORBA Medical Systems, Inc. certain assets related to medical instrumentation for patient monitoring of impedance cardiography and related parameters. As part of that acquisition we acquired one patent related to ensemble averaging of relevant signals.

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

Government Regulation

Our products, development activities and manufacturing processes are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (FDA) and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto, including the Safe Medical Devices Act of 1990. We are subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and are subject to inspection by the FDA for compliance with such standards and procedures. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). In general, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive pre-market approval (“PMA”) by the FDA to ensure their safety and effectiveness.

Before a new or significantly modified device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval of a PMA application. A 510(k) clearance will be granted if the proposed device is “substantially equivalent” to a predicate device (i.e., a legally marketed class I or class II medical device, or a class III medical device for which the FDA has not called for the submission of a PMA application). Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a written determination that the device is “substantially equivalent” to a predicate device. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for a PMA application. Certain class III devices that were on the market before May 28, 1976 (“preamendments class III devices”), and devices that are substantially equivalent to them, can be brought to market through the 510(k) process until the FDA calls for the submission of PMA applications for preamendments class III devices. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date the PMA is submitted to the FDA, if approval is obtained at all.

In April 2001, we received 510(k) clearance from the FDA to market the CapnoProbe. We also have 510(k) clearance to market for LASERDOPP PV2000, BPM2, SensiLase and AcQtrac products. All of the systems consist of reusable components and bench top instruments while AcQtrac additionally has disposable components.

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

The CE mark enables our products to be marketed, sold and used throughout the European Union, subject to limited “safeguard” powers of member states. As a result of our acquisitions of the Vasamedics product line and the Steorra technology, we underwent a complete quality certification process in late 2004 and were recommended for certification to ISO 13485. We are awaiting final documentation of our approval from Underwriter’s Laboratories in the United Kingdom. Our CE application is pending for SensiLase and we expect approval in the near future. All future products will be subjected to a similar CE application process.

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

Employees

As of December 31, 2004, we had 24 full-time employees, one part-time employee and two temporary part-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Additional Information on Optical Sensors

We were incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. Our executive offices are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota 55344,and our telephone number is (952) 944-5857.

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-KSB in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding us, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. We also maintain a link on our website at www.opsi.com to the location on SEC’s website containing the reports, proxy and information statements and other documents we file with the SEC.

We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

Item 2. DESCRIPTION OF PROPERTY.

Our facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 18,300 square feet. We lease these facilities pursuant to a lease that expires on March 31, 2006. The lease contains a renewal option for an additional three years. The lease provides for rent of approximately $18,600 per month, including base rent and a pro rata share of operating expenses and real estate taxes.

Item 3. LEGAL PROCEEDINGS.

There are no material pending or threatened legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board currently under the symbol OPTL.OB. The following table sets forth the quarterly high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.

Quarter Ended	High	Low
December 31, 2004	$3.75	$2.40
September 30, 2004	4.00	2.85
June 30, 2004	4.30	3.50
March 31, 2004	4.40	3.90

December 31, 2003	$5.00	$3.75
September 30, 2003	4.75	3.00
June 30, 2003	3.30	3.00
March 31, 2003	4.90	3.00

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

As of March 10, 2005, we had approximately 94 stockholders of record and 2,200 beneficial owners of our common stock.

We have never paid any cash dividends on our common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Risk Factors.” We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

We develop, manufacture and market low-cost, noninvasive peripheral and cardio vascular diagnostic systems for hemodynamic assessment. Currently, we manufacture and sell PV2000 and SensiLaseTM PAD 3000 skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) is a precise quantitative reading of the pressure at which the blood flow in capillaries overcomes a controlled occlusion. SPP delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment. SPP goes beyond traditional diagnostic tools by delivering accurate, reproducible clinical information regardless of vessel calcification, edema, physiology, skin type, or hyperbaric conditioning. As such, it provides unparalleled clinical value across the entire spectrum of patient types and disease states. The core technology for SPP originally came from Vasamedics LLC. In 2002, we acquired PV2000 and other assets related to medical instrumentation for patient monitoring of laser Doppler blood flow (LaserFlo BPM2) and related measurements from Vasamedics. We then developed an improved and fully automated version of PV2000 - the SensiLase PAD 3000 - and received U.S. Food and Drug Administration (FDA) clearance for it in mid-2004. The acquisition also provided us direct sales contact with customers in areas of current and future market interest.

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as SteorraTM, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named AcQtrac™ ICG and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used. Completely non-invasive, we believe that AcQtrac ICG, augmented by other non-invasive technologies that we are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe AcQtrac ICG will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe AcQtrac ICG will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We are in the process of improving AcQtrac user aesthetics and have obtained CE Mark status. AcQtrac is currently in clinical evaluation and, we expect it to be commercially available in 2005. Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac platform as one of the most effective ICG platforms available.

We licensed a single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement we negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to us of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. The license agreement provides that we receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems. We stopped manufacturing the CapnoProbe in June 2003 and, since that time, we have not managed any aspect of the product. We do not expect the recall to affect our current revenues in the near term because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While our agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, we would have certain additional rights to the technology. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product.

Our current cash balances, anticipated revenues from net sales, royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis.

We estimate our projected total cash needs for 2005 to be $3,500,000, of which Circle F has advanced us $905,000 through March 10, 2005. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as Circle F, and they beneficially own approximately 62.25% of our common stock. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. Currently, we receive advances from Circle F on a weekly basis sufficient to cover that week’s cash needs. We often do not have funds available to pay current obligations without receiving advances from Circle F. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during 2005 nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world and for sales activities related to our SensiLase product and for development of an enhanced AcQtrac ICG product.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon delivery to the customer; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by companies under license from us. The determination of SAB 104 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believed these modules were important to our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 we experienced declining spending patterns on the part of our business partners plus lower internal consumption of the modules. In particular, we had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the CapnoProbe product. Since that time, Nellcor has given no indication as to when, if ever, it would re-launch the product. In addition, towards the end of the third quarter of 2004 we made a strategic decision to re-direct our research and development resources towards the recently acquired Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. We concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, we recognized an impairment expense of $387,766 in the third quarter of 2004.

Patents and Impairment Review

At December 31, 2004, we reported patents on our balance sheet, net of amortization, of $410,851. Accumulated amortization was $492,031 at December 31, 2004. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at December 31, 2004 of $410,851. In October of 2004, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004.

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

Results of Operations

Comparison of fiscal years ended December 31, 2004 and 2003

Our revenues consist of sales, product development fees and royalties.

Net sales for 2004 decreased $686,357 to $814,438, or 46%, from $1,500,795 in 2003. Net sales consisted of CapnoProbe product and väsamed branded products, as indicated in the table below. The reduction in net sales is due to declining CapnoProbe sales resulting from termination of our CapnoProbe supply agreement with Nellcor in the fourth quarter of 2003 when Nellcor, as planned, established its own manufacturing operations. However, sales of väsamed products increased 66% over väsamed product sales in 2003. We expect that sales for väsamed products will increase further as we expand sales of our enhanced Skin Peripheral Perfusion product, the SensiLase and introduce additional products resulting from our purchase of the Steorra technology.

Sales

	2004	2003
CapnoProbe sales to Nellcor	$32,768	$1,028,710
väsamed branded product sales	781,670	472,085

	$814,438	$1,500,795

Product development fee revenues for 2004 decreased $499,064 to $122,478, or 80%, from $621,542 in 2003. The first quarter of 2003 included $350,000 earned under our license agreement with Nellcor. This payment represented the final milestone payment of $2,000,000 in development fees under our license agreement with Nellcor. In 2005, we are directing our efforts primarily to the development of additional products based on our proprietary opto-chemical technology base and upgraded products for the väsamed product line, including our recently acquired Steorra technology. Because we are shifting our efforts away from third party development to our own technologies, we do not expect to earn significant development fee revenues in 2005.

We recognized royalty revenues of $132,223 in 2004, under our CapnoProbe licensing agreement with Nellcor, as compared to $1,524 in 2003. The $132,223 recognized in 2004 includes $125,000 of minimum payments under the agreement. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 in the first half of 2005 and $250,000 in the second half of 2005.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems. We do not expect the recall to affect our current revenues in the near term because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While our agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, we would have certain additional rights to the technology. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product.

Cost of goods sold for 2004 decreased $331,406 to $1,338,700, or 20%, from $1,670,106 in 2003. The decrease in cost of goods sold related to products sold to Nellcor and väsamed branded product sales, except for $400,000 each in 2004 and 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Cost of goods sold exceeded sales and royalty revenues in 2004 and 2003 because volumes were below that necessary to cover fixed costs and royalty revenues were less than minimum royalty payments to ICCM. We expect margins will improve towards the end of 2005 as sales of väsamed products continue to improve from quarter to quarter and minimum royalty payments are received from Nellcor.

Cost of product development revenues was $48,600 in 2004 compared to $137,800 in 2003. The decrease in cost of product development revenues between comparable periods from 2003 and 2004 were a result of lower product development revenues.

Research and development costs for 2004 increased $2,553,723 to $3,729,866, or 217%, from $1,176,143 in 2003. The 2004 expense of $3,729,866 includes $2,000,000 of expense related to the purchase of Steorra technology, which was recorded as purchased in-process research and development expense in the second quarter of 2004. The remaining increase in expenditures in 2004 is attributable primarily to additional personnel and other expenditures related to increased development efforts towards AcQtrac ICG and SensiLase product development and $81,678 in additional amortization expense recognized on previously issued patents. Notwithstanding in-process research and development expenses, we do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

Research and Development Expenses

	2004	2003
Compensation and benefits	$991,611	$837,734
Third party engineering firms, consultants and other professional fees	267,369	154,632
Materials and supplies consumed in development projects	133,693	49,350
Purchased In-Process Research and Development (IPR&D) expense	2,000,000	—
All other costs of research and development	337,193	134,427

	$3,729,866	$1,176,143

In October of 2004, we completed our strategic planning process for 2005 and years thereafter. In conjunction with this process we reviewed future anticipated costs related to in process patent applications and in support of existing issued patents as compared to anticipated future revenues. We decided to not pursue certain foreign patent applications and to not support certain foreign patents having a total carrying value of $151,657. In addition, we decided to re-direct additional resources away from third party development projects, resulting in a decline in future anticipated usage of research and development supplies valued at $387,766. Also, we concluded that an August 2004 recall of Nellcor’s CapnoProbe product would impair our ability to sell instruments to Nellcor for use in their CapnoProbe manufacturing test equipment. As a result, we recognized impairment expense totaling $539,423 in the third quarter of 2004. In the third quarter of 2003, prepaid research and development supplies of $102,376 and patent costs of $56,887 were recognized as impairment expense due to a decline in third party interest for certain components.

Impairment Costs

	2004	2003
Impairment of research and development supplies	$387,766	$102,376
Impairment of patent costs	151,657	56,887

	$539,423	$159,263

Selling, general and administrative expenses for 2004 increased $439,836 to $1,707,422, or 35%, from $1,267,586 in 2003. This includes an expense credit of $204,304 in 2004 and expense charge of $71,037 in 2004 attributable to non-cash compensation expense reversals and expense related to variable accounting applicable to our stock option plan. Excluding the non-cash compensation credits and charges, selling, general and administrative expenses for 2004, the increase in selling, general and administrative expenses was primarily due to increased compensation, consulting and promotional expenses related to increased marketing of the väsamed product line and company wide quality systems certification plus costs related to SEC filings and staff reviews of prior filings and legal fees related to the acquisition of the Steorra technology. We expect selling expenses to increase through 2005 as we launch our new upgrades to the väsamed product line. We expect administrative expenses to increase only moderately in 2005 from the 2004 level.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

Selling, General and Administrative Expenses

	2004	2003
Compensation and Benefits	$783,955	$590,970
Professional and consulting fees	576,906	333,137
Marketing promotional activities	137,679	37,126
Travel and Entertainment	162,793	63,046
All other SG&A costs	250,393	172,271

	1,911,726	1,196,549
Non-cash compensation (credit) related to options	(204,304)	71,037

	$1,707,422	$1,267,586

Interest expense for 2004 included imputed interest of $146,906 related to advances from Circle F. Other interest expense, interest income, and other income/expense for 2004 and 2003 were negligible.

Since our inception we have experienced significant operating losses. We incurred a net loss of $6,421,851 in 2004 compared to a net loss of $2,281,119 in 2003. As of December 31, 2004, we had an accumulated deficit of $85,409,002. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

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

Royalty revenues of $1,524 from the sale of the CapnoProbe product were recognized in 2003. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on behalf of us to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor.

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

Sales

	2003	2002
CapnoProbe sales to Nellcor	$1,028,710	$277,530
väsamed product sales	472,085	241,352

	$1,500,795	$518,882

Cost of goods sold was $1,670,106 in 2003 compared to $422,034 in 2002. All cost of goods sold related to products sold to Nellcor and väsamed product sales, except for $400,000 in 2003, which represented a minimum annual royalty payment to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales. There was no cost of goods sold in the first three quarters of 2002.

Research and development costs for 2003 decreased $652,892 to $1,176,143, or 36%, from $1,829,035 in 2002. The reduction was attributable primarily to the completion of CapnoProbe development efforts early in the first quarter of 2003 and reclassification to cost of goods sold of the $100,000 per quarter, beginning in the first quarter of 2003, of minimum royalties paid to ICCM. We recorded the minimum royalty payment to cost of goods sold as Nellcor began the initial phase of commercial release of the CapnoProbe product. Research and development activities in 2002 were directed primarily towards the CapnoProbe product. The table below sets forth the various research and development expenses.

Research and Development Expenses

	2003		2002
Third party engineering firms - CapnoProbe	$8,414		$218,504
Materials and supplies consumed in development of CapnoProbe	6,785		107,819
Royalty Payments to ICCM	—	*	400,000
All other costs of research and development	1,160,944		1,102,712

	$1,176,143		$1,829,035

*	Beginning in the first quarter of 2003, we recorded royalty payments to ICCM as cost of sales. These payments were previously included in research and development expenses, because we had no CapnoProbe sales.

In 2003, we recognized impairment of $159,263 related to the abandonment of certain prepaid research and development supplies valued at $102,376 and capitalized patent costs of $56,887. These costs related to projects that were discontinued in 2003.

Selling, general and administrative expenses for 2003 increased $115,871 to $1,267,586, or 10%, from $1,151,715 in 2002. The increase is primarily the result of efforts in support of the väsamed product line added in the fourth quarter of 2002 and charges and reversals of non-cash compensation expenses related to variable accounting applicable to our stock option plan. Selling, general and administrative expenses consist primarily of the cost of ongoing administrative activities, costs of maintaining our public status, selling expenses related to the väsamed product line, and non-cash compensation related to variable accounting applicable to our stock option plan.

Selling, General and Administrative Expenses

	2003	2002
Non-cash compensation	$71,037	$257,402
väsamed selling and administrative costs	414,000	95,000
All other selling, general and administrative expenses	782,549	799,313

	$1,267,586	$1,151,715

Interest income, interest expense and other income/expense for 2003 and 2002 was negligible, except for gains on sales of furniture and equipment of $21,185 in 2002.

Liquidity and Capital Resources

Through March 10, 2005, we have financed our operations primarily through the sale of equity and debt securities. From inception through December 31, 2004, we have raised a cumulative total of approximately $76,400,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through March 10, 2005, Circle F has provided $12,331,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 62.25% of our outstanding common stock, including shares of Series A preferred stock and Series B preferred stock, which are convertible into common stock. Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F, Hayden R. Fleming and their affiliates and related companies.

Our current liabilities, not including advances from shareholders, were $533,011 at December 31, 2004 as compared to $460,449 at December 31, 2003, an increase of $72,562. The increase primarily reflects increased accrued salaries and bonuses and vested vacation accruals, offset by amounts due Nellcor at December 31, 2003 that did not reoccur at December 31, 2004.

Our cash was $8,759 at December 31, 2004 and $17,321 at December 31, 2003. We incurred cash expenditures of $3,953,196 for operations and $88,366 for capital expenditures in 2004. These expenditures were funded through advances from Circle F of $4,033,000 in 2004. As of March 10, 2005, the aggregate outstanding balance of cash advances from Circle F was $5,088,000.

We estimate projected total cash needs for 2005 to be $3,500,000, of which Circle F has advanced us $905,000 through March 10, 2005. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. Currently, we receive advances from Circle F on a weekly basis sufficient to cover that week’s cash needs. We often do not have funds available to pay current obligations without receiving advances from Circle F. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2004 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2004 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. From March of 2000 through March 10, 2005, Circle F has provided $12,331,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We estimate our projected total cash needs for 2005, including funds already advanced from Circle F, to be $3,500,000. We believe that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the CapnoProbe Sensor System. Nellcor is the exclusive manufacturer and worldwide distributor of our CapnoProbe product. We do not have control over the manufacturing and distribution actions of Nellcor. If Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under our license agreement with Nellcor, which would substantially harm our business and our operations. On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems. Under the terms of a license agreement with Nellcor, we receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. We do not expect the recall to affect our current revenues in the near term because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While our agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, we would have certain additional rights to the technology. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product.

Successful Marketing of the SPP System for Wound Healing Management and AcQtrac ICG for Hemodynamic Monitoring. We currently distribute the PV2000 and SensiLase PAD 3000 Systems through a combination of direct sales and dealer and distributor representatives. The distribution for AcQtrac ICG will rely on some of the same representatives as well as new dealers and distributors. Current dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. There can be no assurance that the product sales will meet forecasted expectations in 2005.

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

OTC Bulletin Board. Our common stock is traded on the Over-The-Counter (“OTC”) Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on Nasdaq or a national securities exchange.

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

Item 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Optical Sensors Incorporated d/b/a väsamed

Eden Prairie, Minnesota

We have audited the accompanying balance sheet of Optical Sensors Incorporated d/b/a väsamed as of December 31, 2004, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated d/b/a väsamed as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Optical Sensors Incorporated

Minneapolis, Minnesota

We have audited the accompanying statement of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Optical Sensors Incorporated for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the financial statements, the Company’s recurring net losses from operations and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota	/s/ Ernst & Young LLP
February 27, 2004

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

December 31, 2004

Assets
Current assets:
Cash	$8,759
Accounts receivable	184,963
Inventories	194,216
Prepaid expenses and other current assets	10,641

Total current assets	398,579

Property and equipment:
Leased equipment	1,157,989
Research and development equipment	831,624
Leasehold improvements	340,802
Furniture and equipment	304,754
Production equipment	518,418

3,153,587
Less accumulated depreciation	(2,951,654)

201,933
Other assets:
Patents, net of accumulated amortization of 2004—$492,031	410,850
Other assets	9,723

420,573

Total assets	$1,021,085

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Advances from shareholder	$4,183,000
Accounts payable	139,717
Employee compensation	234,525
Accrued royalties	100,000
Other liabilities and accrued expenses	3,920
Accrued interest payable	54,849

Total current liabilities	4,716,011

Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share (Series A and Series B: 4,333,334 and 236,934 shares issued and outstanding, $1,500,000 and $3,554,005 liquidation preference, respectively) Authorized shares – 5,000,000 Issued and outstanding shares – 4,570,268	45,703
Common stock, par value $0.01 per share: Authorized shares – 30,000,000 Issued and outstanding shares – 2004—3,633,289	36,333
Additional paid-in capital	81,648,978
Accumulated deficit	(85,409,002)
Unearned compensation	(16,938)

Total shareholders’ equity (deficit)	(3,694,926)

Total liabilities and shareholders’ equity (deficit)	$1,021,085

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Years Ended December 31,
	2004	2003
Revenues:
Sales	$814,438	$1,500,795
Product development fees	122,478	621,542
Royalties	132,223	1,524

Total revenues	1,069,139	2,123,861

Costs and expenses:
Cost of goods sold	1,338,700	1,670,106
Cost of product development	48,600	137,800
Research and development expenses	3,729,866	1,176,143
Impairment of patents and research and development supplies	539,423	159,263
Selling, general and administrative expenses	1,707,422	1,267,586

Total costs and expenses	7,364,011	4,410,898

Operating loss	(6,294,872)	(2,287,037)

Interest income (expense), net	(146,978)	88
Other income (expense), net	19,999	5,830

	(126,979)	5,918

Net loss	$(6,421,851)	$(2,281,119)

Net loss per common share:
Basic and diluted	$(1.85)	$(0.71)

Shares used in calculation of net loss per share:
Basic and diluted	3,472,346	3,192,416

See accompanying notes.

Statements of Shareholders’ Equity (Deficit)

Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Unearned
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance at December 31, 2002	4,333,334	$43,333	3,190,047	$31,901	$76,367,608	$(76,706,032)	$(36,306)	$(299,496)
Issuance of preferred stock	57,667	577	—	—	864,423	—	—	865,000
Conversion of shareholder cash advances	179,267	1,793	—	—	2,687,207	—	—	2,689,000
Issuance of common stock upon exercise of options	—	—	18,242	182	39,718	—	—	39,900
Variable compensation on stock options	—	—	—	—	61,353	—	—	61,353
Amortization of unearned compensation	—	—	—	—	—	—	9,684	9,684
Net loss	—	—	—	—	—	(2,281,119)	—	(2,281,119)

Balance at December 31, 2003	4,570,268	45,703	3,208,289	32,083	80,020,309	(78,987,151)	(26,622)	1,084,322
Issuance of common stock	—	—	425,000	4,250	1,695,750	—	—	1,700,000
Variable compensation on stock options	—	—	—	—	(213,987)	—	—	(213,987)
Amortization of unearned compensation	—	—	—	—	—	—	9,684	9,684
Imputed interest on shareholder advances	—	—	—	—	146,906	—	—	146,906
Net loss	—	—	—	—	—	(6,421,851)	—	(6,421,851)

Balance at December 31, 2004	4,570,268	$45,703	3,633,289	$36,333	$81,648,978	$(85,409,002)	$(16,938)	$(3,694,926)

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Years Ended December 31,
	2004	2003
Operating activities
Net loss	$(6,421,851)	$(2,281,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	169,584
Purchase of Steorra Technology – recorded as in-process research and development expense	1,700,000	—
Non-cash compensation expense (credit) on stock options	(213,987)	71,037
Compensation expense related to stock options issued to consultant	9,684	—
Imputed interest on advances from shareholder	146,906	—
Depreciation and amortization	201,172	90,864
Impairment of research and development supplies	387,766	102,376
Impairment of patents	151,657	56,887
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	12,966	217,824
Inventories	43,097	22,393
Prepaid expenses, other current assets and other assets	(43,168)	140,849
Accounts payable and accrued expenses	72,562	(230,091)

Net cash used in operating activities	(3,953,196)	(1,639,396)

Investing activities
Purchases of property and equipment	(88,366)	(106,935)

Net cash used in investing activities	(88,366)	(106,935)

Financing activities
Advances from shareholder	4,033,000	615,000
Net proceeds from issuance of common stock	—	39,900
Net proceeds from issuance of preferred stock	—	865,000

Net cash provided by financing activities	4,033,000	1,519,900

Decrease in cash	(8,562)	(226,431)
Cash at beginning of year	17,321	243,752

Cash at end of year	$8,759	$17,321

Supplemental disclosure of noncash financing activities

In 2003, the Company had $2,689,000 of shareholder cash advances converted into preferred stock.

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements

December 31, 2004 and 2003

1. Business Activity

Optical Sensors Incorporated d/b/a väsamed (the Company) designs, licenses, manufactures and distributes a range of non-invasive hemodynamic technologies for vascular, wound care, cardiovascular and emergency medicine diagnostics. Products presently include skin perfusion pressure systems, blood flow monitors, non-invasive cardiac output monitors and tissue capnometry. The Company is also developing an integrated hemodynamic monitoring system designed to improve the accessibility of its technologies to the physicians’ office, and other point-of-care locations. The Company’s customers are located throughout the world.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist primarily of commercial paper and municipal bonds. The market value of investments is based on quoted market prices and approximates cost. The Company maintains its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation for direct customers and up to 65 days for distributors. Accounts receivable beyond previously agreed upon days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. At December 31, 2004, the Company had determined all accounts were collectible, with the exception of one account of $1,270. An allowance was set up for $1,270 at December 31, 2004.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories at December 31, 2004 included $70,587 of finished goods and $123,629 of raw materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the asset. Equipment under capital leases is depreciated over the lease term. Depreciation expense, including depreciation recorded under capital leases, was $51,738 and $59,927 for the years ended December 31, 2004 and 2003, respectively.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. In addition, the advances from shareholder approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with comparable risk.

Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of the Company’s proprietary SensiCath Arterial Blood Gas System. The Company discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which the Company utilizes from time to time in prototyping new applications of the Company’s technologies, as components of test equipment, and for use in performing clinical studies. The Company believed these modules were important to the Company’s development of products for itself and other companies by allowing the Company to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 the Company experienced declining spending patterns on the part of the Company’s business partners plus lower internal consumption of the modules. In particular, the Company had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the CapnoProbe product and has given no indication as to when, if ever, it would re-launch the product. In addition, towards the end of the third quarter of 2004 the Company made a strategic decision to re-direct the Company’s research and development resources towards the recently acquired Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. The Company concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, the Company recognized an impairment expense of $387,766 in the third quarter of 2004, reducing the carrying value to zero at December 31, 2004.

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $149,434 and $30,937 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2004 is as follows:

Year ending December 31:
2005	$77,292
2006	59,390
2007	52,040
2008	35,241
2009	4,935

$228,898

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In addition, $151,657 and $56,887 of patents were written off and charged to expense in 2004 and 2003, respectively. The write offs resulted from management’s decision to abandon certain patent applications and discontinue financial support of other issued patents.

Impairment of Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company’s estimates of its future taxable income.

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

	2004	2003
Net loss as reported	$(6,421,851)	$(2,281,119)
Add: stock-based compensation cost(credit) included in the determination of net loss as reported	(204,304)	61,354
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(495,719)	(194,517)

Pro forma net loss	$(7,121,874)	$(2,414,282)

Net basic and diluted loss per share:
As reported	$(1.85)	$(0.71)
Pro forma	$(2.05)	$(0.76)

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are as follows:

	2004	2003
Fair value of options granted	$3.76	$2.41

Assumptions used:
Expected life (years)	10.0	6.0
Risk-free rate of return	4.25%	2.8%
Volatility	130%	64%
Dividend yield	0%	0%

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 and has implemented the disclosure requirements for condensed financial statements for interim periods after January 1, 2003. The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB Opinion No. 25. The Company currently only recognizes expense for repriced options, however, starting in January 2006 the Company will expense all stock-based employee compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs were $137,679 and $37,126 for the years ended December 31, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the statements of operations.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in revenues and shipping and handling costs in cost of goods sold.

Revenue Recognition

Revenue is recognized in accordance with the guidance provided in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, “Revenue Recognition”. Sales revenues include sales of CapnoProbe products to Nellcor and sales of the väsamed product line to various customers. Sales are recognized as revenue upon delivery to the customer. Product shipments are supported by purchase orders received from the customer. Sales prices are fixed and final and collectibility from the customer is reasonably assured.

Product development fees include sales of research and development prototypes and services performed related to development projects. These fees are recognized as revenue as the research and development supplies are delivered or as the services are rendered. Related costs, including the carrying value of research and development supplies, labor, and overhead, are reported as costs of product development.

Royalties represent amounts earned pursuant to an Exclusive License Agreement (see Note 5) whereby Nellcor is the exclusive worldwide manufacturer and distributor of the CapnoProbe product. Royalties represent a varying percentage of Nellcor’s CapnoProbe sales, less a royalty paid by Nellcor on behalf of the Company to the Institute of Critical Care Medicine. Royalties are recognized as revenue upon the sale of CapnoProbe units by Nellcor.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Classification

Certain 2003 operating amounts have been reclassified to conform to the 2004 presentation.

3. Acquisition of Vasamedics LLC

In October 2002, the Company entered into an agreement with Vasamedics LLC whereby the Company purchased substantially all the assets and assumed certain specified balance sheet liabilities and contractual obligations of Vasamedics LLC. The total purchase price was $158,269 and consisted of paying off the debt and liabilities of Vasamedics. The purchase price was allocated primarily to accounts receivable, inventories, and fixed assets. Vasamedics was engaged in the business of medical instrumentation for patient monitoring of laser Doppler blood flow and related measurements. The operating results of Vasamedics are included in the Company’s financial statements from the date of acquisition.

Two former owners of Vasamedics are eligible for cash payments and options that vest if the Company achieves certain future sales milestones over the first three years following the acquisition. The maximum cash payment that can be earned is $220,000 and the maximum number of options that can be awarded is 75,000. Any amounts paid or options issued will be accounted for as additional purchase price when, and if, such milestones are met. As of December 31, 2004, no sales milestones had been met.

4. Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc. (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the “Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of common stock valued at $4.00 per share which was the stock closing price on the date of closing. As part of the agreement, the Company issued 403,750 shares of common stock (95% of the total) on May 14, 2004 and the remaining 21,250 shares of common stock (5% of the total) on September 1, 2004. The Company did not assume any debts or liabilities of SORBA. When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. The Steorra device is an FDA regulated product currently being used in hospitals and clinics. The Company intends to revise the device’s user interface and aesthetics and re-launch in mid 2005 after receiving CE mark approval and ISO certification. However, the Company has concluded that the Steorra technology does not meet the definition of alternative future use and has classified the

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

4. Purchase of Non-invasive Cardiac Output (NICO) Technology (continued)

Steorra technology purchase as IPR&D and written it off as research and development expense of $2,000,000 during the year ended December 31, 2004. Also, the Company has concluded that the ancillary equipment and supplies purchased with the Steorra technology are not of material value and no value has been assigned to those items.

5. Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor. Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company’s CapnoProbe product.

Nellcor agreed to pay the Company milestone payments totaling $2,000,000 upon completion of various product development, manufacturing, and commercialization milestones. A payment of $750,000 was received in September 2001, a payment of $500,000 was received in December 2001, and a payment of $400,000 was received in November 2002. The final milestone payment of $350,000 was received in February 2003. Nellcor also agreed to pay the Company percentage royalties based on future product sales. The Company earned royalties of $132,223 in 2004 and $1,524 in 2003. The Company also entered into a Supply Agreement with Nellcor under which the Company was to manufacture the CapnoProbe for Nellcor for a transition period of up to one year, or until a certain quantity of units had been produced, while Nellcor established its own manufacturing operations. The Supply Agreement was mutually terminated in 2003 prior to the end of the one year transition period and prior to the Company producing the specified number of units. As a result, the Company charged Nellcor an early termination fee of $147,000, which was reported as sales revenue in 2003.

On August 27, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of potentially pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems.

Under the terms of a license agreement with Nellcor, the Company receives royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. The Company does not expect the recall to affect the Company’s current revenues in the near term because the Company had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While the Company’s agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, the Company would have certain additional rights to the technology. At this time, the Company does not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product.

In 2004 and 2003 revenues from Nellcor were 15% and 65%, respectively, of total revenues for the year.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

6. Warrants

In connection with the Company’s operating lease agreements, the Company has issued a warrant to the leasing company to purchase 1,984 shares of common stock at $18.90. This warrant expires in August of 2005.

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

In December 2001, the $700,000 note held by Special Situations Funds III converted into units at a conversion price equal to $25,000 per unit, each unit consisting of 8,333 shares of common stock and a five-year warrant to purchase 2,083 shares of common stock at an exercise price of $3.00 per share for a total of 233,333 shares of common stock and a warrant to purchase 58,333 shares of common stock. The warrant was subsequently transferred to Dr. Glen J. Tanner.

7. Securities Purchase Agreements

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

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

7. Securities Purchase Agreements (continued)

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. From December 11, 2003 through December 31, 2004, Circle F has advanced an aggregate of $4,183,000 to the Company in funds on a continuing basis to enable it to continue operations, $150,000 was advanced in December 2003 and $4,033,000 was advanced in the 2004. These advances bear no interest, are unsecured and contain no conversion features. The Company has imputed interest on the advances from Circle F at an interest rate of prime plus 2% (7.00% at December 31, 2004) and recorded interest expense of $146,906 for the year ended December 31, 2004.

8. Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. In 2003, advances totaling $2,689,000 were converted into 179,267 shares of Series B preferred stock at a conversion price of $15.00 per share (see Note 7). As of December 31, 2004, the Company had additional advances of $4,183,000. These advances are unsecured, bear no interest and contain no conversion features.

9. Common Stock

At December 31, 2004, the Company had 115,809 shares of common stock reserved for future issuance of stock options, 934,191 shares reserved for outstanding stock options and 176,984 shares reserved for outstanding warrants.

Shareholder Rights Plan

The Company’s Board of Directors has adopted a Shareholder Rights Plan that provides for six preferred share purchase rights (the Right) for each outstanding share of common stock. Under certain circumstances, a Right may be exercised to purchase 1/1000 of a share of series A junior preferred stock for $90. The Rights become exercisable if a person or group acquires 15% or more of the Company’s outstanding common stock, subject to certain exceptions. If a person or group (other than Circle F Ventures and its affiliates) acquires 15% or more of the Company’s outstanding common stock, subject to certain exceptions, each Right will entitle its holder to buy common stock of the Company having a market value of twice the exercise price of the Right. The Rights expire in December 2006 and may be redeemed by the Company for $0.001 per Right at any time before, or, in certain circumstances, within ten days (subject to extension) following the announcement that a person or group (other than Circle F Ventures and its affiliates) has acquired 15% or more of the Company’s outstanding common stock, subject to certain exceptions. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

9. Common Stock (continued)

In connection with the adoption of the Shareholder Rights Plan, the Company authorized 250,000 shares of series A junior preferred stock (the Preferred Stock). Subject to the rights of holders of any Senior Securities, if any, holders of the Preferred Stock are entitled to quarterly dividends when, as, and if declared by the Board of Directors, in the amount of 1,000 times the aggregate per share amount of dividends paid to common stock shareholders. Each preferred stock share is entitled to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. The Preferred Stock has liquidation preference over the Company’s common stock. The liquidation rate on the Preferred Stock is the greater of (a) $1,000 per share plus accrued dividends, whether or not earned or declared, or (b) an amount equal to 1,000 times the amount distributed to the common stock shareholders.

10. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that runs through March 31, 2006. The lease contains a renewal option for an additional three years. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $126,123 and $140,419 for the years ended December 31, 2004 and 2003, respectively. Sublease rental income related to office facility month-to-month operating leases was $58,248 and $57,043 for the years ended December 31, 2004 and 2003, respectively.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

10. Leases (continued)

Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2004 are as follows:

Year ending December 31:
2005	$128,953
2006	23,446

$152,399

In connection with the operating lease agreements, the Company issued warrants to the leasing company to purchase 2,037 shares of common stock at $54.00 per share and 1,984 shares of common stock at $18.90 per share. The 2,037 shares of common stock at $54.00 expired in 2002 and the remaining 1,984 warrants expire in 2005. No expenses were recorded in the years ended December 31, 2004 and 2003 related to these warrants.

11. Income Taxes

The Company estimates that at December 31, 2004, it had cumulative net operating loss carryforwards for tax purposes of approximately $15,770,000 plus research and development tax credit carryforwards of approximately $227,000. These carryforwards are available to offset future taxable income through 2022. As a result of conversion of convertible promissory notes and cash advances into capital stock and the sale of capital stock prior to 2004, the Company experienced a change in ownership prior to 2004 under the net operating loss limitation rules. In the first quarter of 2005, the Company calculated a preliminary estimate of the net operating loss carryforward and research and development tax credit carryforward based upon the change in ownership. The net operating loss carryforward of approximately $15,770,000 and research and development tax credit carryforwards of approximately $227,000 at December 31, 2004 are based upon this preliminary calculation. The Company’s estimate at December 31, 2004 of the net operating loss carryforward and research and development tax credit carryforward is significantly lower than previously reported because the Company had not previously calculated an estimate since it experienced a change in control. The new estimate did not result in any change to the Company’s financial statements as a full valuation allowance was provided for against the net deferred tax assets at December 31, 2004 and 2003. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2004 are as follows:

2004
Deferred tax assets:
Net operating loss carryforwards	$5,835,000
Tax credit carryforwards	227,000
Book over tax depreciation	879,000
Other	111,000

Total deferred tax assets	7,052,000
Valuation allowance	(7,052,000)

$—

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

11. Income Taxes (continued)

At December 31, 2004, the Company fully reserved its net deferred tax assets totaling $7,052,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

12. Stock Options

The Company’s 2003 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 1,050,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options.

Under the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in ten years. Vesting periods are determined by the board of directors and generally provide for shares to vest ratably over four years. Option activity is summarized as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	57,852	810,657	$3.07
Granted	(1,250)	1,250	4.00
Expired	1,422	(1,422)	48.60
Exercised	—	(18,242)	2.19
Plan expiration	(58,024)	—	—

Balance at December 31, 2003	—	792,243	3.01
Plan Authorization	257,757	—	—
Granted	(143,478)	143,478	3.93
Expired	1,530	(1,530)
Exercised	—	—	—

Balance at December 31, 2004	115,809	934,191	$3.08

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

12. Stock Options (continued)

In accordance with the terms of the Securities Purchase Agreement with Circle F Ventures executed in August 2000, all options then held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price has been reduced to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $(213,987) and $61,354 of compensation expense (credit) under variable accounting for stock options for the years ended December 31, 2004 and December 31, 2003, respectively.

The exercise price of options outstanding at December 31, 2004 ranged from $2.08 to $54.00 per share, as summarized in the following table:

	Options Outstanding			Weighted Average Remaining Contractual Life	Options Exercisable
Range of Exercise Price	Number		Weighted Average Exercise Price Per Share		Number	Weighted Average Exercise Price Per Share
$2.08	222,183		$2.08	6.2 years	222,183	$2.08
2.25	386,447		2.25	6.7 years	287,469	2.25
3.32	135,688	(1)	3.32	7.7 years	30,188	3.32
3.75	38,000		3.75	9.8 years	0	3.75
4.00	106,728		4.00	9.0 years	312	4.00
5.40	1,018		5.40	.6 years	296	5.40
7.50	2,499		7.50	4.3 years	2,499	7.50
10.13	33,380		10.13	3.8 years	167	10.13
16.20	6,480		16.20	.7 years	6,480	16.20
27.00	1,333		27.00	2.5 years	1,333	27.00
54.00	435		54.00	0.3 years	435	54.00

	934,191		$3.08	7.0 years	551,362	$2.53

(1)	Includes 133,500 options granted to former owners of Vasamedics as discussed below.

The number of options exercisable at December 31, 2004 and 2003 was 551,362 and 410,887, respectively, at a weighted average exercise price per share of $2.53 and $2.77, respectively.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

12. Stock Options (continued)

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

The Company also granted 26,700 options to another former owner of Vasamedics who became a consultant to the Company. 11,700 of the options vest over four years and the remaining 15,000 vest over three years depending on the net sales of the Vasamedics products each year. The fair value of the 11,700 options granted to the consultant was recorded as unearned compensation and is being amortized over the vesting period. Deferred compensation expense was $9,684 in each of the years ended December 31, 2004 and 2003, respectively. The performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.

13. Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM), which provides the Company with the exclusive, worldwide right under ICCM’s pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $400,000 in 2004 and 2003 and is obligated to pay ICCM minimum annual royalties of $400,000 in 2005 in order to maintain exclusivity. The Company may elect, on one year’s written notice, not to make the annual minimum payment but ICCM would then have the right to terminate the license agreement. After 2005, the Company may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer.

ICCM royalties of $400,000 in each of 2004 and 2003 were reported in cost of goods sold.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

14. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount that will not violate provisions of the plan or cause the plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee’s contribution. The Company did not contribute to the plan in 2004 or 2003.

15. Going Concern

Recurring net losses, including $6,421,851 in 2004, have resulted in an accumulated deficit of $85,409,002. The Company’s ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. We estimate our projected total cash needs for 2005 to be $3,500,000. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. Currently, we receive advances from Circle F on a weekly basis sufficient to cover that week’s cash needs. We often do not have funds available to pay current obligations without receiving advances from Circle F. Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Although the Company plans to raise equity pursuant to private placements of securities that will satisfy its cash requirements for at least the next 12 months, there can be no assurance that the Company will be successful.

16. Significant Customer Information

During the year ended December 31, 2004, revenue from four customers accounted for 24%, 15%, 10% and 10% of net revenues. During the year ended December 31, 2003 revenue from two customers accounted for 65% and 11% of net revenues.

At December 31, 2004, two customers accounted for 37%, and 11% of total accounts receivable.

17. Stockholders’ Equity

Capital Stock Authorized

The Company is authorized to issue 30,000,000 shares of common stock, $0.01 par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, of which 4,500,000 shares have been designated as Series A convertible preferred stock, 250,000 shares have been designated as Series B convertible preferred stock and 250,000 have been designated as Series A junior preferred stock.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

17. Stockholders’ Equity (continued)

Series A Convertible Preferred Stock

The Company is authorized to issue up to 4,500,000 shares of Series A convertible preferred stock, 4,333,334 of which are issued and outstanding and held by Circle F. Each share of Series A convertible preferred stock entitles the holder thereof to vote on all matters submitted to holders of common stock, and each share of Series A convertible preferred stock has the number of votes equal to the number of shares of common stock into which it may be converted. As a result of the one-for-six reverse split of common stock on September 13, 2002, each share of Series A convertible preferred stock is currently convertible into one-sixth share of common stock. Upon a liquidation, dissolution or winding of the Company, each holder of Series A convertible preferred stock is entitled to be paid, prior to any distribution or payment to holders of Series B convertible preferred stock or common stock, an amount equal to the weighted-average per share price at which the Company issued shares of Series A convertible preferred stock, or $0.346 per share. A sale of the Company will be deemed to be a liquidation, dissolution or winding up for this purpose.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 250,000 shares of Series B convertible preferred stock, 236,934 of which are issued and outstanding and held by Circle F. Each share of Series B convertible preferred stock entitles the holder thereof to vote on all matters submitted to holders of common stock, and each shares of preferred stock has the number of votes equal to the number of shares of common stock into which it may be converted. Each share of Series B convertible preferred stock is currently convertible into five shares of common stock. Upon a liquidation, dissolution or winding of the Company, each holder of Series B preferred stock is entitled to be paid, prior to any distribution or payment to holders of common stock, an amount equal to the per share price at which the Company issued shares of Series B convertible preferred stock, or $15.00 per share. A sale of the Company will be deemed to be a liquidation, dissolution or winding up for this purpose.

18. Subsequent Event

Subsequent to December 31, 2004 and through February 17, 2005, the Company received additional advances from Circle F of $715,000.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company has a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. The Company determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls).

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, their ages and the offices held, as of March 10, 2005, are as follows:

Name	Age	Title
Paulita M. LaPlante	47	President, Chief Executive Officer and Director

Wesley G. Peterson	57	Chief Financial Officer, Vice President of Finance and Administration and Secretary

Victor Kimball	41	Vice President of Business Development and Research

Terry J. Duesterhoeft	47	Vice President of Sales and Marketing

Richard B. Egen (1)	66	Director

Charles D. Snead, Jr. (1)	72	Director

(1)	Member of the Audit Committee

Paulita M. LaPlante has been our President and a Director since September 1998 and our Chief Executive Officer since December 1998. From June 1994 to September 1998, Ms. LaPlante served as our Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as our interim Vice President of Research and Development from January 1994 to September 1994. Ms. LaPlante served on the board of VidaMed, Inc. from November 1999 to August 2002, and has served on the board of Qualigen, Incorporated, a privately held provider of blood testing systems, since January of 2004.

Wesley G. Peterson has been our Chief Financial Officer since January 1992, Vice President of Finance and Administration since June 1994 and Secretary since July 1992. He was also our Director of Finance and Administration from January 1992 to June 1994.

Victor Kimball has been our Vice President of Business Development and Research since December 2003. From December 1998 to December 2003, Mr. Kimball served as our Vice President, Strategic Planning and Product Development. From June 1997 to October 1998, Mr. Kimball was Director of Engineering and Business Development and from January 1995 to June 1997, he was Director of Engineering. From June 1992 to January 1995 he was Engineering Manager.

Terry J. Duesterhoeft has been our Vice President of Sales and Marketing since January 2004. From March 2001 to November 2003, Mr. Duesterhoeft served as Vice President of Marketing and Business Development of ZONARE Inc., an ultrasound imaging company. From March 1998 to March 2001, Mr. Duesterhoeft served as Global Marketing Manager of General Electric Medical Systems ultrasound business.

Richard B. Egen has been our Director since June 1997. Mr. Egen currently serves as the Chairman of the Board of Directors of Aksys, Ltd. From January 1997 to July 2001, Mr. Egen served as President and Chief Executive Officer of NephRx Corporation, an early stage biotechnology company. From January 1996 to December 1996, he served as a consultant to Baxter International, Inc. (“Baxter”) and Nestlé, S.A. (“Nestlé”) for clinical nutrition and start up medical companies. From January 1989 to December 1995, he served as President and Chief Executive Officer of Clintec International, Inc., a joint venture between Baxter and Nestlé that develops, manufactures, markets and distributes clinical nutrition solutions and formulations. Prior to joining Clintec International, Inc., Mr. Egen served in several positions at Baxter, including Senior Vice President and a member of Baxter’s Senior Management Committee.

Charles D. Snead, Jr. has been our Director since June 2000. Mr. Snead is an attorney and has served in various legal, executive, and board of director positions in several New York and Nasdaq stock exchange listed companies over a period of 30 years. Mr. Snead has been self-employed as a consultant and attorney during the previous five years and includes Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies as one of his clients. From June 28, 1996 to April 15, 1999, Mr. Snead served as President, Chief Executive Officer, Director, Treasurer and Chief Financial Officer of FBR Capital Corporation, during its transition from a fragrance manufacturer to a time and attendance systems company.

Mr. Snead and Mr. Egen are “independent” as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish Optical Sensors with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2004, none of our directors or officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

(c)	Audit Committee Financial Expert

The Audit Committee currently consists of Mr. Snead (Chair) and Mr. Egen. All of the members of the Audit Committee are “independent” as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission. In addition, our Board has determined that Mr. Snead is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

(d)	Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our president and our chief financial officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.opsi.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following the amendment or waiver.

Item 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and those executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2004.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)
Paulita M. LaPlante President and Chief Executive Officer	2004 2003 2002	$180,000 180,000 180,000	$0 0 0	0 0 0

Victor Kimball Vice President, Strategic Planning and Product Development	2004 2003 2002	$139,650 139,600 133,000	$0 0 0	0 0 0

Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary	2004 2003 2002	$115,500 115,250 110,000	$0 0 0	0 0 0

Terry Duesterhoeft (1) Vice President of Sales and Marketing	2004 2003 2002	$156,923 — —	$24,000 — —	52,739 — —

Paul Maloney (2) Vice President of Product Development	2004 2003 2002	$130,308 — —	$0 — —	52,739 — —

(1)	Terry Duesterhoeft was hired as our Vice President of Sales and Marketing effective as of January 5, 2005.
(2)	Paul Maloney was hired as our Vice President of Product Development effective as of November 17, 2003. Paul Maloney resigned from his employment with us effective as of January 30, 2005.

Stock Option Grants

The following table shows stock options granted to the named executive officers in 2004.

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Terry Duesterhoeft	52,739	37%	$4.00	1/19/14
Paul Maloney(2)	52,739	37%	$4.00	1/19/14

(1)	All options granted to the named executive officers were granted under our 2003 Stock Option Plan. Each option becomes exercisable at the rate of 1/4th of the number of shares covered by such option on the first four anniversaries of the grant date of such option. To the extent not already exercisable, options granted under the plan become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their terms. See “Executive Compensation – Change in Control Arrangements.” The exercise price of each option is equal to the fair market value of a share of our common stock on the grant date.
(2)	Paul Maloney resigned from his employment with the Company effective as of January 30, 2005.

Aggregated Option Exercises In

Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes the potential realizable value of the options held by our executive officers named above at December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In- the-Money Options at December 31, 2004(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Paulita M. LaPlante	161,480	30,472	$133,239	$22,854
Victor Kimball	35,209	6,953	28,892	5,215
Wesley G. Peterson	64,591	12,190	54,775	9,143
Terry Duesterhoeft	0	52,739	0	0
Paul Maloney(2)	0	52,739	0	0

(1)	Value based on the difference between the fair market value of the common stock on December 31, 2004 of $3.00 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price.
(2)	Paul Maloney resigned from his employment with the Company effective as of January 30, 2005.

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

On July 26, 2001, we granted Richard Egen and Charles Snead each an option to purchase 11,435 shares of common stock at an exercise price of $2.25 per share. These options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by the option, on each of the first four anniversary dates of the grant, and expire July 25, 2011. Additionally, we made two separate milestone grants. Under the first milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under our option plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. The vesting timeframe for these options was, in part, contingent upon our executing an agreement with a major medical company for the distribution of our CapnoProbe product. This milestone was satisfied on September 28, 2001 when we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor will be the exclusive worldwide manufacturer and distributor of our CapnoProbe™ product. As a result, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011. Under the second milestone grant, we granted Richard Egen and Charles Snead each a non-statutory stock option under the plan to purchase 8,357 shares of common stock at an exercise price of $2.25 per share. The vesting timeframe for these options was, in part, contingent upon our completing an equity financing resulting in gross proceeds of at least $2 million. This milestone was satisfied on June 23, 2003, when Circle F converted an aggregate of $2,689,000 in cash advances into 179,267 shares of our Series B preferred stock at a conversion price of $15.00 per share and purchased 57,667 shares of our Series B preferred stock at a purchase price of $15.00 per share, or an aggregate purchase price of $865,005. As a result, these options become exercisable, on a cumulative basis, with respect to 25% of the shares covered by such option on each of the first four anniversary dates of the grant, and expire July 25, 2011.

We did not make any option grants to non-employee directors during 2003 or 2004.

Change in Control Arrangements

In August 1999, our Board of Directors approved three new severance pay plans for our employees, including a severance pay plan for our executive officers. Certain of our executive officers are covered by the severance pay plan. On November 10, 2004, our Board of Directors approved the termination of our three severance pay plans, which in accordance with the terms of the plans will be effective on November 10, 2005, one year from the date of the approval of each plan’s termination.

The severance pay plan, as amended, provides for the payment of certain benefits to our executives who experience a “Qualifying Termination of Employment.”

A “Qualifying Termination of Employment” occurs if and only if:

•	We terminate the executive’s employment, before or after a change in control, for any reason except “cause,” death or disability, or

•	The executive terminates his or her employment either (1) prior to a change in control if his or her termination was a condition of the change in control or was requested or insisted upon by an unrelated person involved with the change in control or (2) during the 12 months after the change in control due to any of the following reasons:

•	A change in the executive’s title, status, position, duties, authority or responsibilities as an employee in effect immediately prior to the change in control which in the executive’s reasonable judgment is material and adverse, other than a change caused by an insubstantial or inadvertent action that Optical Sensors promptly remedies after becoming aware of the change;

•	A reduction in the executive’s base pay or an adverse change in the form or timing of the payment of the base pay, as in effect immediately prior to the change in control or as thereafter increased;

•	Certain adverse changes to specified employee benefit plans;

•	Relocation of the executive’s place of work more than 30 miles from his or her work location immediately prior to the change in control;

•	The failure of the Optical Sensors to obtain the assent of the severance pay plan by an acquiror at least three days before a change in control occurs; or

•	Termination of employment for any reason other than death during the twelfth month following the month during which the change in control occurs.

If an executive has a “Qualifying Termination of Employment,” he or she will continue to receive his or her regular pay and continue to participate in all employee benefit plans until the date of termination specified in the notice of termination. In addition, the executive will receive the following:

•	A lump sum cash payment equal to 12 times the executive’s monthly base pay payable within 10 days after the date of termination;

•	A “gross up” payment for any excise tax liability; and

•	Indemnification and expense advances for damages, costs and expenses incurred in connection with all matters relating to the executive’s service with or for Optical Sensors.

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

Under our 1993 Stock Option Plan and the 2003 Stock Option Plan, upon the occurrence of a “change in control,” all outstanding options granted under the plans will become and remain exercisable in full during their remaining terms regardless of whether the plan participants remain our employees. The acceleration of the exercisability of options under the plans may be limited in certain circumstances, however, if the acceleration would be subject to an excise tax imposed upon “excess parachute payments.” In addition, the compensation committee of our Board of Directors may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

Under the August 10, 2001 Investment Agreement between us and Circle F Ventures, our Board of Directors approved and Circle F Ventures agreed that upon a change in control, our employees, in the aggregate, will be paid a bonus equal to (A) One Hundred Percent (100%) of the proceeds to us or our shareholders from the change in control transaction between Fifteen Million Dollars ($15,000,000) and Sixteen Million Dollars ($16,000,000) plus (B) Ten Percent (10%) of the proceeds to us or our shareholders from the change in control transaction between Sixteen Million Dollars ($16,000,000) and Twenty Million Dollars ($20,000,000).

Stock Option Plan

Our Board of Directors adopted our 2003 Stock Option Plan on September 11, 2003, subject to stockholder approval. Our stockholders approved the plan on March 11, 2004. From time to time we grant options under our 2003 Stock Option Plan as amended. The option plan provides for the grant to employees, officers, directors, consultants and independent contractors of our company and our subsidiaries of options to purchase shares of common stock that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-statutory options that do not qualify as incentive stock options. This plan is administered by the Compensation Committee of our Board of Directors, which determines the persons who are to receive awards, as well as the type, terms and number of shares subject to each award.

We have reserved a maximum of 1,050,000 shares of common stock for issuance under the 2003 Plan, less (x) the number of shares subject to awards outstanding, as of the effective date of the 2003 Plan, under the Company’s 1989 Omnibus Stock Option Plan and the Company’s 1993 Stock Option Plan, plus (y) the number of shares in the foregoing clause (x) which are not thereafter issued or are forfeited and which would otherwise have become available for issuance under the terms of such plans. Under the terms of the 2003 Plan, we generally may not grant option awards relating to more than 100,000 shares of common stock to any participant during any calendar year. As of December 31, 2004, options to purchase an aggregate of 934,191 shares of common stock were outstanding under the option plan and a total of 115,809 shares of common stock remained available for grant. As of December 31, 2004, the outstanding options under the plan were exercisable at an average price $3.08 per share of common stock.

The exercise price of an option may not be less than 100% of the fair market value of a share of our common stock on the option grant date (or 110% with respect to an incentive stock option if the participant beneficially owns more than 10% of our outstanding stock). Under the 2003 Plan, “fair market value” means the closing bid price of a share of our common stock at the close of a regular daily trading session on the over-the-counter market on the OTC Bulletin Board. Aside from the maximum number of shares of common stock reserved under the plan, there is no minimum or maximum number of shares that may be subject to options under the plan. However, the aggregate fair market value of the stock subject to incentive stock options granted to any optionee that are exercisable for the first time by an optionee during any calendar year may not exceed $100,000. Options generally expire when the optionee’s employment or other service is terminated with us. Options generally may not be transferred, other than by will or the laws of descent and distribution, and during the lifetime of an optionee, may be exercised only by the optionee. The term of each non-statutory option is fixed by our Compensation Committee at the time of grant. The term for each incentive stock option, which is fixed by our Compensation Committee at the time of grant, may not exceed ten years from the date the option is granted, except that an incentive option granted to a person holding more than 10% of our voting stock may be exercisable only for five years.

The option plan contains provisions under which options would become fully exercisable following certain changes in control of our company, such as (1) the sale, lease, exchange or other transfer of all or substantially all of the assets of our company to a corporation that is not controlled by us, (2) the sale, lease, exchange or other transfer of the assets comprising our CapnoProbe product line, (3) the approval by our stockholders of any plan or proposal for the liquidation or dissolution of our company, (4) certain merger or business combination transactions, or (5) certain changes in the composition of our Board of Directors.

Payment of an option exercise price may be made in cash, or at the Compensation Committee’s discretion, in whole or in part by tender of a broker exercise notice, a promissory note or previously acquired shares of our common stock having an aggregate fair market value on the date of exercise equal to the payment required.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us with respect to the beneficial ownership of each class of our capital stock as of March 10, 2005 for (1) each person known by us to beneficially own more than 5% of any class of our voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading “Management”, (3) each of our directors, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

	Shares of Series A Convertible Preferred Stock(1)		Shares of Series B Convertible Preferred Stock(1)		Shares of Common Stock(1)
Name	Amount	Percent of Class	Amount	Percent of Class	Amount	Percent of Class (2)
Circle F Ventures, LLC, Circle F Ventures II, LLC and Hayden R. Fleming (3)	4,333,334	100.0%	236,934	100.0%	3,521,445	62.25%
Richard B. Egen (4)	0	0.0%	0	0.0%	37,110	1.01%
Paulita M. LaPlante (5)	0	0.0%	0	0.0%	161,827	4.26%
Victor Kimball (6)	0	0.0%	0	0.0%	35,773	*
Wesley G. Peterson (7)	0	0.0%	0	0.0%	67,886	1.84%
Charles D. Snead, Jr. (8)	0	0.0%	0	0.0%	37,343	1.02%
Terry J. Duesterhoeft (9)	0	0.0%	0	0.0%	13,184	*
All directors and executive officers as a group (six persons) (10)	0	0.0%	0	0.0%	353,123	8.87%

*	Less than 1% of the outstanding shares.
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

(2)	Based on 3,633,289 shares of common stock outstanding as of March 10, 2005.
(3)	Based on Schedule 13D/A filed by Circle F June 26, 2003. Includes 23,412 shares held by an individual retirement account for the benefit of Mr. Fleming’s spouse, 3,333 shares held by an individual retirement account for the benefit of Mr. Fleming and 245,147 shares are owned by a trust for the benefit of Mr. Fleming and his wife. Of the shares owned by the trust, 33,333 shares are issuable upon the exercise of a warrant. Also includes 1,259,328 shares of common stock, 83,333 shares issuable upon the exercise of a warrant, 722,222 shares issuable upon the conversion of 4,333,334 shares of Series A convertible preferred stock and 281,665 shares issuable upon the conversion of 56,333 shares of Series B convertible preferred stock held by Circle F Ventures, LLC as well as 903,005 shares issuable upon the conversion of 180,601 shares of Series B convertible preferred stock held by Circle F Ventures II, LLC. Mr. Fleming is the managing member of Circle F Ventures, LLC and Circle F Ventures II, LLC. The address of Circle F and Mr. Fleming is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255. See “Certain Relationships and Related Transactions.”
(4)	Includes 37,110 shares issuable upon exercise of outstanding stock options held by Mr. Egen.
(5)	Includes 161,480 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.
(6)	Includes 35,209 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.
(7)	Includes 64,591 shares issuable upon exercise of outstanding stock options held by Mr. Peterson, 15,113 shares of which are subject to a marital lien.
(8)	Includes 37,110 shares issuable upon exercise of outstanding stock options held by Mr. Snead.
(9)	Includes 13,184 shares issuable upon exercise of outstanding stock options held by Mr. Duesterhoeft.
(10)	Includes shares beneficially owned by affiliates of our officers and directors, but does not include any shares beneficially owned by Circle F or Hayden R. Fleming. Also includes 348,684 shares issuable upon exercise of outstanding stock options held by officers and directors. The address for all current directors and executive officers is our executive offices: 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under our 1989 Omnibus Stock Option Plan, as amended, our Amended and Restated 1993 Stock Option Plan and our 2003 Stock Option Plan as of December 31, 2004. Options granted in the future under the plan are within the discretion of the Company’s Compensation Committee and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	934,191	$3.08	0
Equity compensation plans not approved by security holders	0	N/A	0

Total	934,191	$3.08	0

As of December 31, 2004, our only equity compensation plans were the 1989 Omnibus Stock Option Plan, as amended, the Amended and Restated 1993 Stock Plan and the 2003 Stock Option Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Since December 11, 2003, Circle F has advanced an aggregate of $5,088,000 to us in funds on a continuing basis to enable us to continue operations, $150,000 was advanced in December 2003, $4,033,000 was advanced in 2004 and, through March 10, 2005, $905,000 in 2005. These advances are unsecured, bear no interest and contain no conversion features.

Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F Ventures, LLC, Circle F Ventures II, LLC and Hayden R. Fleming and their affiliates and related companies.

PART IV

Item 13. EXHIBITS.

The exhibits to this report are listed in the Exhibit Index on pages 65 to 69 below. A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Ernst & Young LLP and Virchow, Krause & Company, LLP for the fiscal years ended December 31, 2004 and 2003. All services rendered by Ernst & Young LLP and Virchow, Krause & Company, LLP were permissible under applicable laws and regulations, and all services provided after May 6, 2003 were approved in advance by the audit committee in accordance with the rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002, except for services performed after May 6, 2003 pursuant an agreement in existence prior to May 6, 2003. Our Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved, and our Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

	Aggregate Amount Billed by Virchow, Krause & Company LLP ($)		Aggregate Amount Billed by Ernst & Young LLP ($)
Services Rendered	2004	2003	2004	2003
Audit Fees (1)	$40,790	—	$34,950	$57,425
Audit-Related Fees	0	—	0	0
Tax Fees (2)	0	—	8,000	7,500
All Other Fees	0	—	0	0

(1)	These fees consisted of the annual audit of our financial statements for the applicable year, and the reviews of our financial statements included in our Form 10-QSB’s for the first, second and third quarters of the applicable year. In 2004 and 2003, these fees also included reviews of a registration statement, proxy statement, and SB-2 amendments. In 2004 and 2003, these fees also included a review of an SEC comment letter related to the registration statement.
(2)	These fees related to corporate tax compliance services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Dated: March 29, 2005	By:	/s/ Paulita M. LaPlante
Paulita M. LaPlante
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2005 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Paulita M. LaPlante Paulita M. LaPlante	President, Chief Executive Officer and Director (principal executive officer)

/s/ Wesley G. Peterson Wesley G. Peterson	Chief Financial Officer, Vice President of Finance and Administration and Secretary (principal financial and accounting officer)

/s/ Richard B. Egen Richard B. Egen	Director

/s/ Charles D. Snead, Jr. Charles D. Snead, Jr.	Director

OPTICAL SENSORS INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2004

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.3 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

3.2	Amendment to Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(i) contained in the Company’s Registration Statement on Form 8-A12G/A dated September 16, 2002 (File No. 0-27600).

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock.	Incorporated by reference to Exhibit 3.2 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27600).

3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27600).

3.5	Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.3 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-27600).

3.5	Certificate of Designation of Rights and Preferences of Series B Preferred Stock.	Incorporated by reference to Exhibit 3.1 contained in the Company’s Current Report on Form 8-K filed June 24, 2003 (File No. 0-27600).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

4.2	Warrant Dated August 31, 1995 issued to Comdisco, Inc.	Incorporated by reference to Exhibit 4.9 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

4.3	Rights Agreement dated as of December 3, 1996 between the Company and Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated December 3, 1996 (File No. 0-27600).

4.4	Amendment No. 1 to Rights Agreement dated as of March 10, 2000 between the Company and Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated March 10, 2000 (File No. 0-27600).

4.5	Amendment No. 2 to Rights Agreement dated as of August 8, 2000 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27600).

4.6	Amendment No. 3 to Rights Agreement dated as of April 19, 2001 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27600).

4.7	Amendment No. 4 to Rights Agreement, dated as of September 13, 2002, between the Company and Wells Fargo Bank Minnesota N.A., the successor of Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 4.5 contained in the Company’s Registration Statement on Form 8-A12G/A dated September 16, 2002 (File No. 0-27600).

10.1	Lease dated October 7, 1991 between Registrant and First Industrial L.P. (successor to MIG Kappa III Companies)	Incorporated by reference to Exhibit 10.1 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.2	First Amendment to Lease Agreement dated April 26, 1996 between First Industrial Financing Partnership, L.P. and the Company.	Incorporated by reference to Exhibit 10.21 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27600).

10.3	Second Amendment to Lease Agreement, dated April 14, 1997, between First Industrial Financing Partnership, L.P. and the Company.	Incorporated by reference to Exhibit 10.21 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-27600).

10.4	Third Amendment to Lease Agreement dated September 3, 1999 between First Industrial Financing Partnership, L.P. and the Company	Incorporated by reference to Exhibit 10.25 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27600).

10.5	Fourth Amendment to Lease Agreement dated June 1, 2000 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.18 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27600).

10.6	Fifth Amendment to Lease Agreement dated March 28, 2001 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.33 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27600).

10.7	Sixth Amendment to Lease Agreement effective January 7, 2002 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.34 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27600).

10.8	1989 Omnibus Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.11 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.9	Amended and Restated 1993 Stock Option Plan (as of July 26, 2001)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-27600).

10.10	Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.21 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.11	Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.18 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.12	Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.19 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.13	Patent License Agreement dated July 20, 1998 between the Company and the Institute of Critical Care Medicine (1)	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-27600).

10.14	Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27600).

10.15	Amendment No. 1, dated August 15, 2000 to Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.20 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27600).

10.16	Amendment No. 2, dated April 19, 2001 to Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 0-27600).

10.17	Development and License Agreement, dated September 28, 2001, between the Company and Nellcor Puritan Bennett, Inc. (1)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2001 (File No. 0-27600).

10.18	Asset Purchase Agreement, dated October 1, 2002, among Optical Sensors Incorporated, Vasamedics LLC, John Borgos and Ramon Diaz	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-27600).

10.19	Stock Purchase Agreement, dated as of June 23, 2003, by and among the Company, Circle F Ventures, LLC and Circle F Ventures II, LLC	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed June 24, 2003 (File No. 0-27600).

10.20	2003 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (File No. 0-27600).

10.21	Form of Non-Statutory Stock Option Agreement pursuant to 2003 Stock Option Plan.	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 0-27600).

10.22	Asset Purchase Agreement, dated April 14, 2004, between Optical Sensors Incorporated and SORBA Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed May 17, 2004 (File No. 0-27600).

23.1	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

23.2	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(1)	Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.