Form 10QSB
period 2005-03-31
OPTICAL SENSORS INC
filed 2005-05-12
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of May 11, 2005, the Issuer had 3,633,289 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$175,832	$8,759
Accounts receivable	132,833	184,963
Inventories	227,443	194,216
Prepaid expenses and other current assets	72,696	10,641

Total current assets	608,804	398,579

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	831,624	831,624
Leasehold improvements	340,802	340,802
Furniture and equipment	312,486	304,754
Production equipment	526,330	518,418
Marketing equipment	8,799	—

	3,178,030	3,153,587
Less accumulated depreciation	(2,966,533)	(2,951,654)

	211,497	201,933
Other assets:
Patents, net of accumulated amortization of 2005—$510,041, 2004—$492,031	470,897	410,850
Other assets	9,723	9,723

	480,620	420,573

Total assets	$1,300,921	$1,021,085

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Advances from shareholder	$5,518,000	$4,183,000
Accounts payable	161,447	139,717
Employee compensation	199,644	234,525
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	12,622	3,920
Accrued interest payable	54,849	54,849

Total current liabilities	6,046,562	4,716,011

Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share (Series A and Series B: 4,333,334 and 236,934 shares issued and outstanding, $1,500,000 and $3,554,005 liquidation preference, respectively) Authorized shares – 5,000,000 Issued and outstanding shares – 4,570,268	45,703	45,703
Common stock, par value $0.01 per share: Authorized shares – 30,000,000 Issued and outstanding shares –3,633,289	36,333	36,333
Additional paid-in capital	81,645,643	81,648,978
Accumulated deficit	(86,458,803)	(85,409,002)
Unearned compensation	(14,517)	(16,938)

Total shareholders’ equity (deficit)	(4,745,641)	(3,694,926)

Total liabilities and shareholders’ equity (deficit)	$1,300,921	$1,021,085

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Sales	$204,568	$142,915
Product development fees	6,400	38,248
Royalties	62,500	3,596

Total revenues	273,468	184,759

Costs and expenses:
Cost of goods sold	346,391	304,565
Cost of product development	1,235	18,476
Research and development expenses	360,946	412,149
Impairment of patents	3,610	—
Selling, general and administrative expenses	512,885	483,221

Total costs and expenses	1,225,067	1,218,411

Operating loss	(951,599)	(1,033,652)

Interest income (expense), net	(97,202)	(26)
Other income (expense), net	(1,000)	19,371

	(98,202)	19,345

Net loss	$(1,049,801)	$(1,014,307)

Net loss per common share:
Basic and diluted	$(.29)	$(.32)
Shares used in calculation of net loss per share:
Basic and diluted	3,633,289	3,208,289

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(1,049,801)	$(1,014,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense (credit) on stock options	(100,615)	20,921
Compensation expense related to stock options issued to consultant	2,421	2,421
Imputed interest on advances from shareholder	97,280	—
Depreciation and amortization	33,987	23,444
Impairment of patents	3,610	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	52,130	102,951
Inventories	(33,227)	10,072
Prepaid expenses, other current assets and other assets	(62,055)	(56,940)
Accounts payable and accrued expenses	(4,449)	118,096

Net cash used in operating activities	(1,060,719)	(793,342)

Investing activities
Purchases of property and equipment	(24,443)	(22,110)
Payments for patents	(82,765)	(16,469)

Net cash used in investing activities	(107,208)	(38,579)

Financing activities
Advances from shareholder	1,335,000	840,000
Net proceeds from issuance of common stock	—	—
Net proceeds from issuance of preferred stock	—	—

Net cash provided by financing activities	1,335,000	840,000

Increase in cash	167,073	8,079
Cash at beginning of period	8,759	17,321

Cash at end of period	$175,832	$25,400

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements

(Unaudited)

March 31, 2005

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2004.

Classification:

Certain 2004 operating amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation:

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three months ended March 31.

	2005	2004
Net loss as reported	$(1,049,801)	$(1,014,307)
Add: stock-based compensation cost(credit) included in the determination of net loss as reported	(98,194)	23,342
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(93,246)	(74,961)

Pro forma net loss	$(1,241,241)	$(1,065,926)

Net basic and diluted loss per share:
As reported	$(.29)	$(0.32)
Pro forma	$(.34)	$(0.33)

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

Note B – Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of the Company’s proprietary SensiCath Arterial Blood Gas System. The Company discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which the Company utilizes from time to time in prototyping new applications of the Company’s technologies, as components of test equipment, and for use in performing clinical studies. The Company believed these modules were important to the Company’s development of products for itself and other companies by allowing the Company to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 the Company experienced declining spending patterns on the part of the Company’s business partners plus lower internal consumption of the modules. In particular, the Company had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the CapnoProbe product and, at that time, provided no indication as to when, if ever, it would re-launch the product. In addition, towards the end of the third quarter of 2004 the Company made a strategic decision to re-direct the Company’s research and development resources towards the recently acquired Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. The Company concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, the Company recognized an impairment expense of $387,766 in the third quarter of 2004, reducing the carrying value to zero at September 30, 2004.

Note C – Inventories

Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Finished goods	$68,925	$70,587
Raw materials	158,518	123,629

	$227,443	$194,216

Note D – Exclusive License Agreement

In September 2001, the Company entered into a Development and License Agreement and an Exclusive Supply Agreement with Nellcor (the “Nellcor Agreements”). Under the terms of the Development and License Agreement, the Company granted Nellcor exclusive manufacturing and distribution rights to the Company’s CapnoProbe product.

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

On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems.

At this time, the Company does not know the long-term impact this event will have on CapnoProbe sales. However, the Company has entered into negotiations with Nellcor to regain all of its rights under the Nellcor Agreements. The Company received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $3,596 in the first quarter of 2004.

Subsequent to entering these negotiations, the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement (“ICCM License”) between us and ICCM and subsequent agreements among us, ICCM and Nellcor, sent us a letter purporting to terminate the ICCM License. We do not believe that the termination is valid and we have initiated arbitration seeking a declaration that the termination is not effective.

Note E – Variable Accounting Rules and Compensation Expense

In accordance with the terms of the Securities Purchase Agreement with Circle F Ventures executed in August 2000, all options then held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price has been reduced to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $(100,615) and $20,921 of compensation expense (credit) under variable accounting for stock options for the quarters ended March 31, 2005 and March 31, 2004, respectively.

Note F – Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. From December 11, 2003 through March 31, 2005, Circle F has advanced an aggregate of $5,518,000 to the Company in funds on a continuing basis to enable it to continue operations, $150,000 was advanced in December 2003, $4,033,000 was advanced in the 2004 and $1,335,000 through March 31, 2005. These advances bear no interest, are unsecured and contain no conversion features. The Company has imputed interest on the advances from Circle F at an interest rate of prime plus 2% (7.75% at March 31, 2005) and recorded interest expense of $97,280 for the quarter ended March 31, 2005, which was recorded as a contribution to equity as additional paid-in-capital.

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

Note H – Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $19,107 and $12,856 for the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2004 is as follows:

Year ending December 31:
2005	$77,292
2006	59,390
2007	52,040
2008	35,241
2009	4,935

$228,898

Note I – Subsequent Event – Sale of Preferred Stock and Conversion of Debt to Capital Stock

On May 6, 2005, the Company secured $750,000 of new financing concomitant with Circle F Ventures, LLC and affiliates converting cash advances, outstanding interest and fees and expenses in the amount of $6,001,849, into shares of Series C preferred stock. To complete the transactions, väsamed issued 75,020 shares of the Company’s Series C preferred stock at a purchase price of $90.00 per share. Each share of Series C preferred stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share. As a result of the conversions, Circle F and its affiliates now beneficially own 6,488,972 shares of väsamed’s common stock on an as converted basis representing a 72.4% ownership interest in the Company.

In connection with the issuance of the Series C Preferred Stock, the Company issued Fleming Securities, Inc. a five-year warrant to purchase 300,084 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of pathogenic bacteria in the buffered saline solution of inventory samples Nellcor manufactured and the heightened risks the bacteria poses to individuals with compromised immune systems. We stopped manufacturing the CapnoProbe in June 2003 and, since that time, we have not managed any aspect of the product. At this time, the Company does not know the long-term impact this event will have on CapnoProbe sales. However, the Company has entered into negotiations with Nellcor to regain all of its rights under the Nellcor Agreements.

Subsequent to entering these negotiations, the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement (“ICCM License”) between us and ICCM and subsequent agreements among us, ICCM and Nellcor, sent us a letter purporting to terminate the ICCM License. We do not believe that the termination is valid and we have initiated arbitration seeking a declaration that the termination is not effective.

Our current cash balances, anticipated revenues from net sales, royalty payments from Nellcor, and contract development revenues are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis.

We estimate our projected total cash needs for 2005 to be $3,500,000, of which Circle F has advanced us $1,539,000 through April 29, 2005. In addition, on May 6, 2005, we received $750,000 for the sale of preferred stock in a private placement transaction. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as “Circle F”, and they beneficially own approximately 72.4% of our common stock. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. We often do not have funds available to pay current obligations without receiving advances from Circle F or securing funds through other investors Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath

Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believed these modules were important to our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 we experienced declining spending patterns on the part of our business partners plus lower internal consumption of the modules. In particular, we had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the CapnoProbe product. Since that time, Nellcor has given no indication as to when, if ever, it would re-launch the product and has entered into negotiations with us as we attempt to regain all of our rights under the Nellcor Agreements. In addition, towards the end of the third quarter of 2004 we made a strategic decision to re-direct our research and development resources towards the recently acquired Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. We concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, we recognized an impairment expense of $387,766 in the third quarter of 2004. We have assigned no value to research and development supplies since the third quarter of 2004.

Patents and Impairment Review

At March 31, 2005, we reported patents on our balance sheet, net of amortization, of $470,897. Accumulated amortization was $510,041 at March 31, 2005. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at March 31, 2005 of $470,897. In October of 2004 and again in April of 2005, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004 and $3,610 in the first quarter of 2005.

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

Net sales in the first quarter of 2005 increased $61,653 to $204,568, or 43%, from $142,915 in the first quarter of 2004. We expect that sales for our products will increase further as we expand sales of our enhanced Skin Peripheral Perfusion product, the SensiLase and introduce our AcQtrac non-invasive cardiac monitor product in the second half of 2005.

Product development fee revenues for the first quarter of 2005 decreased $31,848 to $6,400, or 83%, from $38,248 for the first quarter of 2004. Because we continue to shift our efforts away from third party development to our own technologies, we do not expect to earn significant development fee revenues in 2005.

We recognized royalty revenues of $62,500 in the first quarter of 2005, under our CapnoProbe licensing agreement with Nellcor, as compared to $3,596 in the first quarter of 2004. The $62,500 recognized in the first quarter of 2005 consists of a minimum royalty payment under the agreement. This royalty is a varying percentage of Nellcor’s CapnoProbe sales, less a royalty to be paid by Nellcor on our behalf to the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement between us and ICCM and subsequent agreements among us, ICCM and Nellcor. Cash receipts from minimum royalties owed to us by Nellcor for sales of CapnoProbe are contractually set at $125,000 in the first half of 2005 and $250,000 in the second half of 2005.

On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems. We do not expect the recall to affect our current revenues in the near term because we had not expected to receive royalty revenue for CapnoProbe sales beyond the minimum royalties. While our agreement with Nellcor provides for minimum royalty payments, Nellcor has the right to elect not to pay the minimum royalties. If Nellcor were to elect not to pay the minimum royalties, we would have certain additional rights to the technology. At this time, we do not know the long-term impact this event will have on Nellcor’s CapnoProbe sales, and Nellcor has given no indication as to when, if ever, it will re-launch the product and has entered into negotiations with us as we attempt to regain all of our rights under the Nellcor Agreements.

Cost of goods sold in the first quarter of 2005 increased $41,826 to $346,391, or 14%, from $304,565 in the first quarter of 2004. Cost of goods sold for both the first quarter of 2005 and the first quarter of 2004, included $100,000 in minimum royalty payments to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty, based on sales by Nellcor of the CapnoProbe product. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Cost of goods sold exceeded sales and royalty revenues in the first quarters of 2005 and 2004 because volumes were below that necessary to cover fixed costs and royalty revenues were less than minimum royalty payments to ICCM. We expect margins will improve towards the end of 2005 as sales of the Sensilase product continue to improve from quarter to quarter and we launch our AcQtrac non-invasive cardiac output monitor in the later half of 2005.

Cost of product development decreased $17,241 to $1,235, or 93% in the first quarter of 2005 compared to $18,476 in the first quarter of 2004. The decrease in cost of product development revenues between the first quarters of 2005 and 2004 were a result of lower product development revenues.

Research and development costs in the first quarter of 2005 decreased $51,203 to $360,946, or 12%, from $412,149 in the first quarter of 2004. Efforts in the first quarter of 2005 were directed towards development of our AcQtrac product whereas research and development efforts in the first quarter of 2004 were directed towards the SensiLase product We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

	Q1 2005	Q1 2004
Compensation and Benefits	$219,247	$246,938
Third party engineering firms, consultants and other professional fees	47,572	70,965
Materials and supplies consumed in development projects	36,635	48,778
All other costs of research and development	57,492	45,468

	$360,946	$412,149

In October of 2004, we completed our strategic planning process for 2005 and years thereafter. In conjunction with this process we reviewed future anticipated costs related to in process patent applications and in support of existing issued patents as compared to anticipated future revenues. We decided to not pursue certain foreign patent applications and to not support certain foreign patents having a total carrying value of $151,657. In addition, we decided to re-direct additional resources away from third party development projects, resulting in a decline in future anticipated usage of research and development supplies valued at $387,766. Also, we concluded that an August 2004 recall of Nellcor’s CapnoProbe product would impair our ability to sell instruments to Nellcor for use in their CapnoProbe manufacturing test equipment. As a result, we recognized impairment expense totaling $539,423 in the third quarter of 2004. In the third quarter of 2003, prepaid research and development supplies of $102,376 and patent costs of $56,887 were recognized as impairment expense due to a decline in third party interest for certain components. In the first quarter of 2005, we recognized additional write-offs of patent costs of $3,610.

Impairment Costs
	Q1 2005	Q1 2004
Impairment of research and development supplies	$—	$—
Impairment of patent costs	3,610	—

	$3,610	$0

Selling, general and administrative expenses in the first quarter of 2005 increased $29,664 to $512,885, or 6%, from $483,221 in 2004. This includes an expense credit of $98,194 in the first quarter of 2005 and expense charge of $23,342 in 2004 attributable to non-cash compensation expense reversals and expense related to variable accounting applicable to our stock option plan. Excluding the non-cash compensation credits and charges, selling, general and administrative expenses for 2004, the increase in selling, general and administrative expenses was primarily due to increased compensation, and promotional expenses related to increased marketing of our SensiLase product. Professional and consulting expenses decreased because the first quarter 2004 included costs of SEC staff reviews of prior filings and legal fees related to the acquisition of the AcQtrac technology. We expect selling expenses to increase through 2005 as we continue our launch of the SensiLase product and launch the AcQtrac product. We expect administrative expenses for 2005 to be approximately the same or be below 2004 levels.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

Selling, General and Administrative Expenses
	Q1 2005	Q1 2004
Compensation and Benefits	$282,729	$170,124
Professional and consulting fees	101,979	194,205
Marketing promotional activities	117,480	22,842
Travel and Entertainment	55,399	19,954
All other SG&A costs	53,492	52,754

	611,079	459,879
Non-cash compensation (credit) related to options	(98,194)	23,342

	$512,885	$483,221

Interest expense for the first quarter of 2005 included imputed interest of $97,280 related to advances from Circle F. Other income in the first quarter of 2004 consisted of gains from the recovery of expensed expenditures from prior years. Other interest expense, interest income, and other income/expense for 2005 and 2004 were negligible.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $1,049,801 in the first quarter of 2005 compared to a net loss of $1,014,307 in the first quarter of 2004. As of March 31, 2005, we had an accumulated deficit of $86,458,803. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through May 6, 2005, we have financed our operations primarily through the sale of equity and debt securities. From inception through March 31, 2005, we have raised a cumulative total of approximately $83,150,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through May 6, 2005, Circle F has provided $12,965,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 72.4 % of our outstanding common stock, including shares of Series A preferred stock, Series B preferred stock and Series C preferred stock which are convertible into common stock. Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F, Hayden R. Fleming and their affiliates and related companies.

Our current liabilities, not including advances from shareholders, were $535,562 at March 31, 2005 as compared to $533,011 at December 31, 2004, an increase of $2,551. The increase reflects normal operating fluctuations between trade payables, employee compensation and other accrued liability accounts.

Our cash was $175,832 at March 31, 2005 and $8,759 at December 31, 2004. We incurred cash expenditures of $1,143,484 for operations and $24,443 for capital expenditures in the first quarter of 2005. These expenditures were funded through advances from Circle F of $1,335,000 in the first quarter of 2005. As of April 29, 2005, the aggregate outstanding balance of cash advances from Circle F was $5,722,000. On May 6, 2005, the aggregate outstanding balance of cash advances from Circle F of $5,722,000 was converted into Series C preferred stock.

We estimate our projected total cash needs for 2005 to be $3,500,000, of which Circle F has advanced us $1,539,000 through April 29, 2005. In addition, on May 6, 2005, we received $750,000 for the sale of preferred stock in a private placement transaction. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as “Circle F”, and they beneficially own approximately 72.4% of our common stock. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. We often do not have funds available to pay current obligations without receiving advances from Circle F or securing funds through other investors Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2004 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2004 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. From March of 2000 through April 29, 2005, Circle F has provided $12,965,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We estimate our projected total cash needs for 2005, including funds already advanced from Circle F and $750,000 from the sale of preferred stock on May 6, 2005, to be $3,500,000. We believe that will be able to raise additional equity investments and, if need be, Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the CapnoProbe Sensor System. Nellcor is legally the exclusive manufacturer and worldwide distributor of our CapnoProbe product. We do not have control over the manufacturing and distribution actions of Nellcor. If Nellcor fails to generate meaningful sales of our CapnoProbe product, we will not receive significant revenues under our license agreement with Nellcor, which would substantially harm our business and our operations. On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. According to Nellcor’s press release, the recall was prompted following the finding of pathogenic bacteria in the buffered saline solution of inventory samples manufactured by Nellcor and the heightened risks the bacteria poses to individuals with compromised immune systems. At this time, the Company does not know the long-term impact this event will have on CapnoProbe sales. However, the Company has entered into negotiations with Nellcor to regain all of its rights under the Nellcor Agreements. If we are unable to successfully regain all of our rights under the Agreements, we will likely spend more resources incorporating our tissue carbon technologies into our AcQtrac platform.

Successful Resolution of Dispute of July 1998 Patent License Agreement. Subsequent to entering these negotiations, the Institute of Critical Care Medicine, or ICCM, pursuant to a July 1998 license agreement (“ICCM License”) between us and ICCM and subsequent agreements among us, ICCM and Nellcor, sent us a letter purporting to terminate the ICCM License. We do not believe that the termination is valid and we have initiated arbitration seeking a declaration that the termination is not effective. If we are unable to successfully resolve this dispute, some or all of our rights under the ICCM License may be lost.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On May 6, 2005, the Company executed a Stock Purchase Agreement with Circle F Ventures, LLC and its affiliates for the conversion of cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of the Company’s newly designated Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), and with Barth Investment Company II, LP for the private placement of 8,334 shares of Series C Preferred Stock in exchange for an investment of $750,000. As a result of the conversions, Circle F Ventures, LLC and its affiliates now beneficially own 6,488,972 shares of the Company’s common stock on an as converted basis representing a 72.4% ownership interest in the Company. Charles D. Snead, Jr., one of the Company’s directors, is a consultant and attorney for Circle F Ventures, LLC and Hayden R. Fleming and their affiliates and related companies.

In connection with the issuance of the Series C Preferred Stock, the Company issued Fleming Securities, Inc. a five-year warrant to purchase 300,084 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C Preferred Stock under the Stock Purchase Agreement, if any, the Company has agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C Preferred Stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70.

No underwriting commissions or discounts were paid with respect to the sales of the Series C Preferred Stock and warrant. The Series C Preferred Stock and warrant were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Regulation D promulgated thereunder. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to use its best efforts to effect qualification and registration of the Company’s common stock underlying the Series C Preferred under the Securities Act of 1933 upon the written request of investors holding at least 50% of the outstanding Series C Preferred Stock.

On May 6, 2005, the Company filed a Certificate of Decrease of Shares with the Secretary of State of Delaware for the Company’s Series A preferred stock, which reduced the number of authorized shares of Series A preferred stock from 4,500,000 to 4,333,334, the current number of Series A preferred stock issued and outstanding, and returned 166,666 shares to their status as undesignated preferred stock. The Company subsequently filed a Certificate of Designation of Rights and Preferences and related Certificate of Correction with the Secretary of State of Delaware authorizing 115,000 shares of Series C Preferred Stock and included, among other things, conversion rights, voting rights and liquidation rights.

Each share of the Series C Preferred Stock has a stated value of $90 and is convertible, at the option of the holder, automatically in certain circumstances or at the election of the Company in certain circumstances, into shares of the Company’s common stock at an initial conversion price of $2.25 per share, subject to adjustment for issuances of certain other securities below the then current conversion price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Each share of Series C Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which it is convertible, which is currently 40 shares of common stock. Upon any liquidation, dissolution or winding up of the Company, following the preferential amounts required to be paid to the holders of the Company’s Series A preferred stock, the holders of Series C Preferred Stock have the right to receive $90 per share on a pari passu basis with the preferential amounts required to be paid the holders Company’s Series B preferred stock and prior to and in preference over any liquidation payment on the common stock. Following payment of the liquidation preference, holders of the Series C Preferred Stock are entitled to participate fully with the holders of Series A preferred stock, Series B preferred stock and common stock on a common stock equivalent basis with respect to the distribution of any remaining assets.

The foregoing description is qualified in its entirety by the agreements and the other instruments relating to the Series C Preferred Stock and warrant attached as Exhibits hereto.

Item 6. Exhibits

Item No.	Description	Method of Filing
3.1	Certificate of Decrease of Shares of Series A Preferred Stock.	Filed electronically herewith.

3.2	Certificate of Designation of Rights and Preferences of Series C Preferred Stock.	Filed electronically herewith.

3.3	Certificate of Correction to Certificate of Designation of Rights and Preferences of Series C Preferred Stock.	Filed electronically herewith.

4.1	Warrant Dated May 6, 2005 issued to Fleming Securities, Inc.	Filed electronically herewith.

10.1	Stock Purchase Agreement, dated as of May 6, 2005, by and among the Company, Circle F Ventures, LLC, Circle F Ventures II, LLC, the Hayden R. Fleming and LaDonna M. Fleming Revocable Trust and certain investors.	Filed electronically herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date May 12, 2005	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date May 12, 2005	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)