Form 10QSB
period 2005-06-30
OPTICAL SENSORS INC
filed 2005-08-15
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 8, 2005, the Issuer had 3,808,289 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

	June 30, 2005	December 31,2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$111,189	$8,759
Accounts receivable	176,064	184,963
Inventories	382,995	194,216
Prepaid expenses and other current assets	59,551	10,641

Total current assets	729,799	398,579

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	831,624	831,624
Leasehold improvements	340,802	340,802
Furniture and equipment	339,128	304,754
Production equipment	532,471	518,418
Marketing equipment	19,001	—

	3,221,015	3,153,587
Less accumulated depreciation	(2,982,828)	(2,951,654)

	238,187	201,933
Other assets:
Patents, net of accumulated amortization of 2005—$532,209, 2004—$492,031	488,488	410,850
Other assets	9,723	9,723

	498,211	420,573

Total assets	$1,466,197	$1,021,085

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Advances from shareholder	$—	$4,183,000
Accounts payable	338,243	139,717
Employee compensation	215,768	234,525
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	10,400	3,920
Accrued interest payable	—	54,849
Obligation under capital lease, current portion	4,500	—

Total current liabilities	668,911	4,716,011

Obligation under capital lease, less current portion	21,074	—

Total Liabilities	689,985	4,716,011

Shareholders’ equity (deficit):

Preferred stock, par value $0.01 per share (Series A, Series B and Series C: 4,333,334, 236,934 and 78,354 shares issued and outstanding, $1,500,000, $3,554,005 and $7,051,860 liquidation preference, respectively)

Authorized shares – 5,000,000
Issued and outstanding shares – 4,648,622	46,486	45,703
Common stock, par value $0.01 per share:
Authorized shares – 30,000,000
Issued and outstanding shares –3,633,289	36,333	36,333
Additional paid-in capital	89,950,066	81,648,978
Accumulated deficit	(89,244,577)	(85,409,002)
Unearned compensation	(12,096)	(16,938)

Total shareholders’ equity (deficit)	776,212	(3,694,926)

Total liabilities and shareholders’ equity (deficit)	$1,466,197	$1,021,085

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sales	$195,844	$189,368	$400,412	$332,283
Product development fees	—	42,400	6,400	80,648
Royalties	—	2,582	62,500	6,178

Total revenues	195,844	234,350	469,312	419,109

Costs and expenses:
Cost of goods sold	340,683	305,349	687,074	609,914
Cost of product development	—	24,017	1,235	42,493
Research and development expenses	372,017	2,408,520	732,963	2,820,669
Impairment of patents	—	—	3,610	—
Selling, general and administrative expenses	719,342	454,410	1,232,227	937,631

Total costs and expenses	1,432,042	3,192,296	2,657,109	4,410,707

Operating loss	(1,236,198)	(2,957,946)	(2,187,797)	(3,991,598)

Interest expense	(45,514)	(46)	(142,716)	(72)
Other income (expense), net	(3,662)	1	(4,662)	19,372

	(49,176)	(45)	(147,378)	19,300

Net loss	(1,285,374)	(2,957,991)	(2,335,175)	(3,972,298)

Imputed preferred stock dividends	(1,500,400)	—	(1,500,400)	—

Loss attributable to common shareholders	$(2,785,774)	$(2,957,991)	$(3,835,575)	$(3,972,298)

Loss per Share:
Basic and diluted	$(.35)	$(.86)	$(.64)	$(1.20)
Loss attributable to common shareholders per share:
Basic and diluted	$(.77)	$(.86)	$(1.06)	$(1.20)

Shares used in calculation of net loss per share:
Basic and diluted	3,633,289	3,425,693	3,633,289	3,316,991

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(2,335,175)	$(3,972,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchase of Steorra Technology – recorded as in-process research and development expense	—	1,700,000
Non-cash compensation expense (credit) on stock options	(167,903)	3,645
Compensation expense related to stock options issued to consultant	4,842	4,842
Imputed interest on advances from shareholder	142,635
Depreciation and amortization	72,449	47,819
Impairment of patents	3,610	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	8,899	16,097
Inventories	(188,779)	12,765
Prepaid expenses, other current assets and other assets	(48,910)	(31,213)
Accounts payable and accrued expenses	186,249	(16,841)

Net cash used in operating activities	(2,322,083)	(2,235,184)

Investing activities
Purchases of property and equipment	(41,854)	—
Payments for patents	(122,523)	(32,874)

Net cash used in investing activities	(164,377)	(32,874)

Financing activities
Advances from shareholder	1,539,000	2,314,000
Net proceeds from issuance of preferred stock	1,049,890	—

Net cash provided by financing activities	2,588,890	2,314,000

Increase in cash	102,430	45,942
Cash at beginning of period	8,759	17,321

Cash at end of period	$111,189	$63,263

Non-cash investing and financing activity:
Property and equipment acquired via capital lease obligation	$25,574	$—

Conversion of advances from shareholder and accrued interest into Series C convertible preferred stock.	$5,776,849	$—

See accompanying notes.

Optical Sensors Incorporated

Notes to Financial Statements

(Unaudited)

June 30, 2005

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three and six months ended June 30.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Loss Attributable to common stockholders	$(2,785,774)	$(2,957,991)	$(3,835,575)	$(3,972,298)
Add: stock-based compensation (credit) cost included in the determination of net loss as reported	(64,867)	(14,855)	(163,061)	8,487
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(82,493)	(232,848)	(175,739)	(307,809)

Pro forma net loss	$(2,933,134)	$(3,205,694)	$(4,174,375)	$(4,271,620)

Net basic and diluted loss per share:
As reported	$(.77)	$(.86)	$(1.06)	$(1.20)
Pro forma	$(.81)	$(.94)	$(1.15)	$(1.29)

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

Note C – Inventories

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Finished goods	$150,824	$70,587
Raw materials	232,171	123,629

	$382,995	$194,216

Note D –Exclusive License Agreement

The Company licensed a single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement the Company negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to the Company of over $3 million in license, development and supply fees from 2001 through 2003. Under the license agreement, the Company was entitled to receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. See Note K- Subsequent Events for information relating to the termination of the license agreement.

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

	2005	2004
First Quarter	$(100,615)	$20,921
Second Quarter	(67,288)	(17,276)
Third Quarter	n/a	(105,915)
Fourth Quarter	n/a	(111,717)

Note F – Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. From December 11, 2003 through May 6, 2005, Circle F had advanced an aggregate of $5,722,000 to the Company in funds on a continuing basis to enable it to continue operations; $150,000 was advanced in December 2003, $4,033,000 was advanced in the 2004 and $1,539,000 through May 6, 2005. These advances bore no interest, were unsecured and contained no conversion features. As a result, the Company had imputed interest on the advances from Circle F at an interest rate of prime plus 2% (8.00% at June 30, 2005) and recorded interest expense of $45,355 and $142,635 for the three and six months ended June 30, 2005, respectively, which was recorded as a contribution to equity as additional paid-in-capital. On May 6, 2005, outstanding advances from Circle F Ventures were converted into Series C preferred stock (See Note I below). Between May 6, 2005 and August 15, 2005, the Company received additional advances from Circle F Ventures of $350,000.

Note G – Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc. (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of common stock valued at $4.00 per share which was the stock closing price on the date of closing. As part of the agreement, the Company issued 403,750 shares of common stock (95% of the total) on May 14, 2004 and the remaining 21,250 shares of common stock (5% of the total) on September 1, 2004. The Company did not assume any debts or liabilities of SORBA. When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. The Steorra device is an FDA regulated product currently being used in hospitals and clinics. The Company has revised the device’s user interface and aesthetics and is re-launching after receiving CE mark approval and ISO certification. However, the Company has concluded that the Steorra technology does not meet the definition of alternative future use and has classified the Steorra technology purchase as IPR&D and written it off as research and development expense of $2,000,000 during the year ended December 31, 2004. Also, the Company has concluded that the ancillary equipment and supplies purchased with the Steorra technology are not of material value and no value has been assigned to those items.

Note H – Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $22,168 and $12,856 for the three months ended June 30, 2005 and 2004, respectively, and $41,275 and $26,105 for the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2004 is as follows:

Year ending December 31:
2005	$82,550
2006	68,487
2007	61,137
2008	44,338
2009	14,424

$270,936

Note I - Sale of Preferred Stock and Conversion of Debt to Capital Stock

On May 6, 2005, the Company executed a Stock Purchase Agreement with Circle F Ventures, LLC and its affiliates for the conversion of cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of the Company’s newly designated Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”), and with Barth Investment Company II, LP for the private placement of 8,334 shares of Series C Preferred Stock in exchange for an investment of $750,000. The $6,001,849 consisted of cash advances of $5,722,000, $54,849 of interest and $225,000 of fees associated with financing activities on the part of Fleming Securities Inc.

In connection with the issuance of the Series C Preferred Stock, the Company issued Fleming Securities, Inc. a five-year warrant to purchase 300,084 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C Preferred Stock under the Stock Purchase Agreement, if any, the Company agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C Preferred Stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70. If Fleming Securities, Inc. exercises the warrants in full the Company would receive an additional $810,277 in cash proceeds.

On June 15, 2005, the Company executed a Joinder Agreement with Barth Investment Company II, LP for the private placement of 3,334 shares of Series C Preferred Stock in exchange for an investment of $300,000 pursuant to the terms of the Stock Purchase Agreement executed by the parties on May 6, 2005. Each share of Series C Preferred Stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share.

As a result of the conversions and issuance of warrants, Circle F Ventures, LLC and its affiliates, at June 30, 2005, beneficially own 6,502,308 shares of the Company’s common stock on an as converted basis representing a 75.28% ownership interest in the Company. Charles D. Snead, Jr., one of the Company’s directors, is a consultant and attorney for Circle F and Hayden R. Fleming and their affiliates and related companies.

There are no dividend, coupon or redemption rights associated with the preferred stock, however the preferred stock includes a liquidation preference. The Company has agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on the OTC Bulletin Board. Upon a liquidation, dissolution or winding of the Company, following payment of the preferential amounts required to be paid the holders of the Company’s Series A preferred stock, each holder of Series C preferred stock is entitled to receive $90 per share on a pari passu basis with the preferential amounts required to be paid the holders of the Company’s Series B preferred stock and prior to and in preference over any liquidation payment on the common stock. In addition, it is convertible to common stock at anytime upon the election of the holder, automatically upon either the completion of a private placement of equity securities that yields at least $5,000,000 in gross proceeds or at the Company’s election, in the event the Company’s net sales exceed $5,000,000 in any 12 month period.

In view of the fact that the preferred stock contains an embedded beneficial conversion feature, the Company has recorded a deemed dividend on preferred stock in our financial statements for the quarterly period ended June 30, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. The fair value allocated to the preferred stock of $6,105,019 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,500,400 at the date of issuance of the preferred stock. This fair value was calculated using difference between the agreed upon conversion price of the preferred stock into shares of common stock of $2.25 and the fair market value of common stock on the date of the transaction of $2.75, as determined by the closing price as reported by the Over-the-Counter Bulletin Board. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net loss to “net loss available to common stockholders.”

Note J – Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

Note K – Subsequent Events

On July 8, 2005, the Company entered into a termination agreement and mutual release with Nellcor to terminate the license agreement and reaffirm the earlier termination of the supply agreement with Nellcor. The termination agreement provides for the transfer of certain tooling and unused monitoring devices from Nellcor to the Company, subject to certain restrictions on their use. Subject to certain exclusions, the parties have also agreed to release each other from any and all claims related to, among other things, the license agreement, the supply agreement and the recall of the CapnoProbe. As consideration for the termination agreement, the Company has agreed to issue 175,000 shares of the Company’s common stock to Nellcor and forgo any additional royalties from Nellcor. The Company received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

On August 4, 2005, the Company secured $125,000 in financing from a third party investor from the sale of 1,390 shares of Series C preferred stock, at $90 per share, pursuant to the Stock Purchase Agreement dated May 6, 2005. On August 15, 2005, the Company secured an additional $450,000 in financing from a third party investor from the sale of 5,000 shares of Series C preferred stock.

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

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as SteorraTM, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named AcQtrac™ ICG and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used. Completely non-invasive, we believe that AcQtrac ICG, augmented by other non-invasive technologies that we are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe AcQtrac ICG will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe

AcQtrac ICG will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We have improved AcQtrac user aesthetics and have obtained CE Mark status. We are in the process of securing distributors to begin commercial launch of the product in the third quarter of 2005. Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac platform as one of the most effective ICG platforms available.

We licensed a single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement we negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to us of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. Under the license agreement, we were entitled to receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. On July 8, 2005, we entered into a termination agreement and mutual release with Nellcor to terminate the license agreement and reaffirm the earlier termination of the supply agreement with Nellcor. The termination agreement provides for the transfer of certain tooling and unused monitoring devices from Nellcor to us, subject to certain restrictions on their use. Subject to certain exclusions, the parties have also agreed to release each other from any and all claims related to, among other things, the license agreement, the supply agreement and the recall of the CapnoProbe. As consideration for the termination agreement, we have agreed to issue 175,000 shares of our common stock to Nellcor and forgo any additional royalties from Nellcor. We received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

Our current cash balances, anticipated revenues from net sales are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations on both a short-term and long-term basis.

As of August 15, 2005, we estimate our projected remaining cash needs through the end of 2005 to be approximately $1,000,000. This takes into account $1,539,000 in advances received from Circle F, which have been converted to preferred stock, $350,000 in advances received from Circle F subsequent to June 30, 2005 and $1,625,000 received from the sale of preferred stock in private placement transactions. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as “Circle F”, and they beneficially own approximately 75.28% of our common stock. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued promotion of the SensiLase product. We often do not have funds available to pay current obligations without receiving advances from Circle F or securing funds through other investors Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans or equity funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. Our projected total cash needs for 2005 have increased $1,000,000 from our prior projections of $3,500,000. This increase is primarily the result of the forgoing of future royalties pursuant to the termination of the Nellcor license agreement, difficulty in securing suitable distribution partners and higher legal fees associated with our foreign patents and the negotiation of certain agreements.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during 2005 nor do we plan to significantly increase or decrease our current number of employees. We do expect to increase spending for patent filings in major countries around the world and for sales activities related to our SensiLase product and for development and market launch of our AcQtrac ICG product.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon delivery to the customer. The determination of SAB 104 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of our proprietary SensiCath Arterial Blood Gas System. We discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which we utilize from time to time in prototyping new applications of our technologies, as components of test equipment, and for use in performing clinical studies. We believed these modules were important to our development of products for ourselves and other companies by allowing us to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 we experienced declining spending patterns on the part of our business partners plus lower internal consumption of the modules. In particular, we had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the

CapnoProbe product and, at that time, provided no indication as to when, if ever, it would re-launch the product. In addition, towards the end of the third quarter of 2004 we made a strategic decision to re-direct our research and development resources towards the recently acquired Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. We concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, we recognized an impairment expense of $387,766 in the third quarter of 2004. We have assigned no value to research and development supplies since the third quarter of 2004 and have since entered into a termination agreement and mutual release with Nellcor to terminate the license agreement.

Patents and Impairment Review

At June 30, 2005, we reported patents on our balance sheet, net of amortization, of $488,488. Accumulated amortization was $532,209 at June 30, 2005. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at June 30, 2005 of $488,488. In October of 2004 and again in April of 2005, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004 and $3,610 in the first quarter of 2005.

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

Results of Operations

Our revenues consist of sales, product development fees and royalties. Beginning in the third quarter of 2005, we do not anticipate ongoing revenues from product development fees.

Net sales for the second quarter of 2005 increased $6,476 to $195,844, or 3%, from $189,368 in the second quarter of 2004. Net sales for the six month period ended June 30, 2005 increased $68,129 to $400,412 from $332,283, or 21%, for the six month period ended June 30, 2004. We expect that sales for our products will increase further as we expand sales of our enhanced Skin Peripheral Perfusion product, the SensiLase and introduce our AcQtrac non-invasive cardiac monitor product in the second half of 2005.

Net Sales

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
CapnoProbe sales to Nellcor	$—	$32,768	$—	$32,768
VÄSAMED product sales	195,844	156,600	400,412	299,515

	$195,844	$189,368	$400,412	$332,283

Product development fee revenues for the second quarter of 2005 decreased from $42,400 in the second quarter of 2004 to $0. Product development fee revenues for the six month period ended June 30, 2005 decreased $74,248 to $6,400 from $80,648, or 92%, for the six month period ended June 30, 2004. Because we continue to shift our efforts away from third party development to our own technologies, we do not expect to earn significant development fee revenues in 2005.

We recognized royalty revenues of $62,500 in the first half of 2005, under our CapnoProbe licensing agreement with Nellcor, as compared to $6,178 in the first half of 2004. As a result of the termination of the Nellcor license, we will not receive any further royalty payments from Nellcor. We received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

Cost of goods sold for the three and six month periods ended June 30, 2005 were $340,683 and $687,074, respectively, as compared to $305,349 and $609,914, respectively, for the three and six month periods ended June 30, 2004. Cost of goods sold for the first two quarters of 2005 and the first two quarters of 2004, each included $100,000 in minimum royalty payments to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty based on sales of the CapnoProbe-type products. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Cost of goods sold exceeded sales and royalty revenues in the first halves of 2005 and 2004 because volumes were below that necessary to cover fixed costs and minimum royalty payments to ICCM. We expect margins will improve towards the end of 2005 as sales of the Sensilase product improve and we launch our AcQtrac non-invasive cardiac output monitor in the second half of 2005.

Cost of product development decreased $41,258 to $1,235, or 97%, in the first half of 2005 compared to $42,493 in the first half of 2004. The decrease in cost of product development revenues between the first halves of 2005 and 2004 were a result of lower product development revenues.

Research and development costs decreased $2,036,503, or 85%, from $2,408,520 in the second quarter of 2004 to $372,017 for the second quarter of 2005. Research and development costs decreased $2,087,706 from $2,820,669, or 74%, for the six month period ended June 30, 2004 to $732,963 for the six month period ended June 30, 2005. Two million dollars of the decrease related to the purchase of the Steorra non-invasive cardiac output technology, which was recorded as purchased in-process research and development expense in the second quarter of 2004. Efforts in the first half of 2005 were directed towards development of our AcQtrac product whereas research and development efforts in the first half of 2004 were directed towards the SensiLase product. We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

Research and Development Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Compensation and Benefits	$215,059	$246,927	$434,306	$493,865
Third party engineering firms, consultants and other professional fees	60,778	64,644	108,350	135,609
Materials and supplies consumed in development projects	38,660	35,245	75,295	84,023
Purchased In-Process Research and Development (IPR&D) expense	—	2,000,000	—	2,000,000
All other costs of research and development	57,520	61,704	115,012	107,172

	$372,017	$2,408,520	$732,963	$2,820,669

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

Impairment Costs

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Impairment of research and development supplies	$—	$—	$—	$—
Impairment of patent costs	—	—	3,610	—

	$0	$0	$3,610	$0

Selling, general and administrative expenses increased $264,932, or 58%, from $454,410 in the second quarter of 2004 to $719,342 for the second quarter of 2005. Selling, general and administrative expenses increased $294,596 from $937,631, or 31%, for the six month period ended June 30, 2004 to $1,232,227 for the six month period ended June 30, 2005. Excluding non-cash compensation credits and charges, the increase in selling, general and administrative expenses in the second quarter of 2005 as compared to the second quarter of 2004 was primarily due to increased sales and marketing compensation and consulting costs, promotional expenses related to increased marketing of our SensiLase and AcQtrac products and legal fees related to contract negotiations between the Company and ICCM and Nellcor. The first quarter of 2004 included costs of SEC staff reviews of prior filings and legal fees related to the acquisition of the AcQtrac technology. We expect selling expenses to increase through 2005 as we continue our promotion of the SensiLase product and launch the AcQtrac product. We expect administrative expenses for 2005 to be approximately the same as 2004 levels.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

Selling, General and Administrative Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Compensation and Benefits	$296,814	$179,965	$579,543	$350,089
Professional and consulting fees	220,917	139,231	286,896	333,436
Marketing promotional activities	113,972	52,010	231,452	74,852
Travel and Entertainment	91,054	31,447	146,453	51,401
All other SG&A costs	61,452	66,612	150,944	119,366

	784,209	469,265	1,395,288	929,144
Non-cash compensation (credit) related to options	(64,867)	(14,855)	(163,061)	8,487

	$719,342	$454,410	$1,232,227	$937,631

Interest expense for the three and six months ended June 30, 2005 included imputed interest of $45,355 and $142,635, respectively, related to advances from Circle F. Other income in the first quarter of 2004 consisted of gains from the recovery of expensed expenditures from prior years.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,335,175 in the first half of 2005 compared to a net loss of $3,972,298 in the first half of 2004. We also recorded deemed preferred stock dividends in the second quarter of 2005 related to the beneficial conversion value of the Series C preferred stock on May 6, 2005, the date when the Series C preferred stock was issued. The deemed preferred stock dividend resulted in the transfer of $1,500,400 from retained earnings to additional paid in capital. As of June 30, 2005, we had an accumulated deficit of $89,244,577. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through June 30, 2005, we have financed our operations primarily through the sale of equity and debt securities. From inception through June 30, 2005, we have raised a cumulative total of approximately $83,450,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through June 30, 2005, Circle F has provided $12,965,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 75.28% of our outstanding common stock, including shares of Series A preferred stock, Series B preferred stock and Series C preferred stock which are convertible into common stock

In the first half of 2005 Circle F advanced us $1,539,000, which was converted into preferred stock in May of 2005. Subsequent to June 30, 2005 and through August 15, 2005, we received additional advances from Circle F of $350,000. In May and June of 2005 we received $1,050,000 for the sale of preferred stock in private placement transactions. On August 4, 2005 and August 15, 2005, we received an additional $125,000 and $450,000, respectively, for the sale of preferred stock in private placement transactions.

Our current assets, not including cash, were $618,610 at June 30, 2005 as compared to $389,820 at December 31, 2004, an increase of $228,790. The increase was caused primarily by increased inventories in anticipation of the launch of the AcQtrac product in the second half of 2005.

Our current liabilities, not including advances from shareholders, were $668,911 at June 30, 2005 as compared to $533,011 at December 31, 2004, an increase of $135,900. The increase reflects normal operating fluctuations between trade payables, employee compensation and other accrued liability accounts.

Our cash was $111,189 at June 30, 2005 and $8,759 at December 31, 2004. Net cash of $2,322,083 was used in operations and $164,377 for capital expenditures in the first half of 2005. These expenditures were funded through advances from Circle F of $1,539,000 and the sale of $1,050,000 of preferred stock to other third parties in private placement transactions in the first half of 2005. On May 6, 2005, the aggregate outstanding balance of cash advances from Circle F of $5,722,000 was converted into Series C preferred stock.

As of August 15, 2005, we estimate our projected remaining cash needs through the end of 2005 to be approximately $1,000,000. This takes into account $1,539,000 in advances received from Circle F, which have been converted to preferred stock, $350,000 in advances received from Circle F subsequent to June

30, 2005 and $1,625,000 received from the sale of preferred stock in private placement transactions. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac ICG plus continued sales launch of the SensiLase product. We often do not have funds available to pay current obligations without receiving advances from Circle F or securing funds through other investors Although we believe that Circle F will continue to provide financing to us in order to obtain a return on its significant investment to date, there can be no assurance that Circle F will continue to do so. Furthermore, there can be no assurance that we will be able to obtain additional loans, equity funding or development fees from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations. Our projected total cash needs for 2005 have increased $1,000,000 from our prior projections of $3,500,000. This increase is primarily the result of the forgoing of future royalties pursuant to the termination of the Nellcor license agreement, difficulty in securing suitable distribution partners and higher legal fees associated with our foreign patents and the negotiation of certain agreements.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2004 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2004 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. From March of 2000 through August 15, 2005, Circle F has provided $13,315,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. As of August 15, 2005, we estimate our projected remaining cash needs through the end of 2005 to be approximately $1,000,000. We believe that will be able to raise additional equity investments and, if need be, Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the Tissue Capnometry Technology.

Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac platform as one of the most effective ICG platforms available. There can be no assurance that we will be able to develop our planned applications of tissue capnometry or that we will be able to successfully market these application enhancements to our AcQtrac product.

Successful Marketing of the SPP System for Wound Healing Management and AcQtrac ICG for Hemodynamic Monitoring. We currently distribute the PV2000 and SensiLase PAD 3000 Systems through a combination of direct sales and dealer and distributor representatives. The distribution for AcQtrac ICG will rely on some of the same representatives as well as new dealers and distributors. Current dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. There can be no assurance that the product sales will meet our forecasted expectations in 2005 or beyond.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Sale of Series C Preferred Stock

On August 4, 2005, the Company sold 1,390 shares of Series C Preferred Stock for $125,000 pursuant to the terms of the Stock Purchase Agreement executed by certain investors on May 6, 2005. On August 15, 2005, the Company secured an additional $450,000 in financing from a third party investor from the sale of 5,000 shares of Series C preferred stock. Each share of Series C Preferred Stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share.

In connection with the above issuances of the Series C Preferred Stock, the Company issued Fleming Securities, Inc. five-year warrants to purchase 25,560 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger.

No underwriting commissions or discounts were paid with respect to the sales of the Series C Preferred Stock and warrant. The Series C Preferred Stock and warrant were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Regulation D promulgated thereunder. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to use its best efforts to effect qualification and registration of the Company’s common stock underlying the Series C Preferred under the Securities Act of 1933 upon the written request of investors holding at least 50% of the outstanding Series C Preferred Stock.

Election of Director

Effective August 10, 2005, in accordance with its Bylaws, the Company’s Board of Directors expanded the membership of its Board of Directors from three to four members and elected Dr. Andrew Jay to fill the newly created directorship.

There is no arrangement or other understanding between Dr. Jay and any other person pursuant to which Dr. Jay was elected, and there are no related party transactions reportable under Item 404(a) of Regulation S-B for Dr. Jay. Dr. Jay has been appointed a member of the Audit Committee of the Board of Director. In connection with Dr. Jay’s election to the Board, the Company’s Board of Directors granted him a fully vested option to purchase 15,000 shares of the Company’s common stock at a per share exercise price of $2.25.

Item 6. Exhibits

Item No.	Description	Method of Filing
10.1	Termination Agreement and Mutual Release, dated as of July 8, 2005, between the Company and Nellcor Puritan Bennett Incorporated (1)	Filed electronically herewith.

10.2	Eighth Amendment to Lease Agreement dated June 30, 2005 between First Industrial L.P. and the Company	Filed electronically herewith.

10.3	Joinder Agreement to Stock Purchase Agreement by and between Optical Sensors Incorporated and Barth Investment Company II, LP dated June 15, 2005	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on From 8-K filed June 21, 2005 (File No. 0-27600).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(1)	Confidential treatment has been requested from the Securities and Exchange Commission with respect to designated portions contained within the document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date August 15, 2005	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date August 15, 2005	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)