Form 10QSB
period 2005-09-30
OPTICAL SENSORS INC
filed 2005-11-14
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2005, the Issuer had 3,808,289 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes     ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$770,708	$8,759
Accounts receivable	324,611	184,963
Inventories	558,408	194,216
Prepaid expenses and other current assets	37,623	10,641

Total current assets	1,691,350	398,579

Property and equipment:
Leased equipment	1,157,989	1,157,989
Research and development equipment	831,624	831,624
Leasehold improvements	340,802	340,802
Furniture and equipment	342,698	304,754
Production equipment	478,426	518,418
Marketing equipment	28,806	—

	3,180,345	3,153,587
Less accumulated depreciation	(2,943,114)	(2,951,654)

	237,231	201,933
Other assets:
Patents, net of accumulated amortization of 2005—$552,847, 2004—$492,031	483,705	410,850
Other assets	9,723	9,723

	493,428	420,573

Total assets	$2,422,009	$1,021,085

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Advances from shareholder	$350,000	$4,183,000
Accounts payable	256,281	139,717
Employee compensation	192,966	234,525
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	51,077	3,920
Accrued interest payable	—	54,849
Obligation under capital lease, current portion	4,500	—

Total current liabilities	954,824	4,716,011

Obligation under capital lease, less current portion	19,667	—

Total Liabilities	974,491	4,716,011

Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share (Series A, Series B and Series C: 4,333,334, 236,934 and 97,799 shares issued and outstanding, $1,500,000, $3,554,005 and $8,801,860- liquidation preference, respectively) Authorized shares – 5,000,000 Issued and outstanding shares – 4,668,067 and 4,570,268	46,681	45,703
Common stock, par value $0.01 per share: Authorized shares – 30,000,000 Issued and outstanding shares –3,808,289 and 3,633,289	38,083	36,333
Additional paid-in capital	92,635,984	81,648,978
Accumulated deficit	(91,263,555)	(85,409,002)
Unearned compensation	(9,675)	(16,938)

Total shareholders’ equity (deficit)	1,447,518	(3,694,926)

Total liabilities and shareholders’ equity (deficit)	$2,422,009	$1,021,085

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sales	$344,885	$186,804	$745,297	$519,087
Product development fees	—	33,970	6,400	114,618
Royalties	—	63,545	62,500	69,723

Total revenues	344,885	284,319	814,197	703,428

Costs and expenses:
Cost of goods sold	298,714	325,457	985,788	935,371
Cost of product development	—	3,189	1,235	45,682
Research and development expenses	887,496	478,036	1,620,459	3,298,705
Impairment of patents	—	539,423	3,610	539,423
Selling, general and administrative expenses	743,839	350,368	1,976,066	1,287,999

Total costs and expenses	1,930,049	1,696,473	4,587,158	6,107,180

Operating loss	(1,585,164)	(1,412,154)	(3,772,961)	(5,403,752)

Interest expense, net	(6,113)	—	(148,829)	(72)
Other income (expense), net	14,027	384	9,365	19,756

	7,914	384	(139,464)	19,684

Net loss	(1,577,250)	(1,411,770)	(3,912,425)	(5,384,068)

Imputed preferred stock dividends	(441,728)	—	(1,942,128)	—

Loss attributable to common shareholders	$(2,018,978)	$(1,411,770)	$(5,854,553)	$(5,384,068)

Loss per Share:
Basic and diluted	$(.41)	$(.39)	$(1.06)	$(1.58)
Loss attributable to common shareholders per share:
Basic and diluted	$(.53)	(.39)	$(1.59)	(1.58)

Shares used in calculation of net loss per share:
Basic and diluted	3,793,072	3,618,737	3,687,135	3,418,307

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements o f Cash Flows

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(3,912,425)	$(5,384,068)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in exchange for common stock	—	1,700,000
Reacquisition of license rights in exchange for common stock	437,500	—
Non-cash compensation expense (credit) on stock options	(115,495)	(102,270)
Compensation expense related to stock options issued to consultant	7,263	7,263
Imputed interest on advances from shareholder	148,861	160,125
Gain on sale of fixed assets	(15,028)	—
Depreciation and amortization	112,423	387,766
Impairment of patents	3,610	151,657
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(139,648)	41,872
Inventories	(364,192)	(2,899)
Prepaid expenses, other current assets and other assets	(26,982)	(56,258)
Accounts payable and accrued expenses	122,162	(32,660)

Net cash used in operating activities	(3,741,951)	(3,129,472)

Investing activities
Purchases of property and equipment	(62,266)	(81,897)
Proceeds from Sale of PP&E	17,060	—
Payments for patents	(138,378)	—

Net cash used in investing activities	(183,584)	(81,897)

Financing activities
Advances from shareholder	1,889,000	3,268,000
Payments on capitalized lease obligations	(1,407)	—
Repurchase of Common Stock	(109)	—
Net proceeds from issuance of preferred stock	2,800,000	—

Net cash provided by financing activities	4,687,484	3,268,000

Increase in cash	761,949	56,631
Cash at beginning of period	8,759	17,321

Cash at end of period	$770,708	$73,952

Non-cash investing and financing activity:
Property and equipment acquired via capital lease obligation	$25,574	$—

Conversion of advances from shareholder and accrued interest into Series C convertible preferred stock.	$5,776,849	$—

See accompanying notes.

Optical Sensors Incorporated

Notes to Financial Statements

(Unaudited)

September 30, 2005

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2004.

Classification:

Certain 2004 operating amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation:

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its stock options. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, for the three and nine months ended September 30, 2005, the Company recognized compensation expense of $3,750. There was no compensation expense for the three and nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per shares if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the three and nine months ended September 30.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Loss Attributable to common stockholders	$(2,018,978)	$(1,411,770)	$(5,854,553)	$(5,384,068)

Add: stock-based compensation (credit) cost included in the determination of net loss as reported	52,408	(103,494)	(115,495)	(95,007)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(194,058)	(93,338)	(369,797)	(401,147)

Pro forma net loss	$(2,160,628)	$(1,608,602)	$(6,339,845)	$(5,880,222)

Net basic and diluted loss per share:
As reported	$(.53)	$(.39)	$(1.59)	$(1.58)
Pro forma	$(.57)	$(.44)	$(1.72)	$(1.72)

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

Note B – Research and Development Supplies

At December 31, 2003, research and development supplies with a carrying value of $414,332 consisted of electro-optical modules. These modules were originally a component of the Company’s proprietary SensiCath Arterial Blood Gas System. The Company discontinued sales of the SensiCath product in January of 1999 and subsequently disposed of all related inventories, with the exception of these modules, which the Company utilizes from time to time in prototyping new applications of the Company’s technologies, as components of test equipment, and for use in performing clinical studies. The Company believed these modules were important to the Company’s development of products for itself and other companies by allowing the Company to respond quickly and economically to such needs as they arise. However, in the first three quarters of 2004 the Company experienced declining spending patterns on the part of the Company’s business partners plus lower internal consumption of the modules. In particular, the Company had believed Nellcor would purchase a significant quantity of the modules to be used in test stations in their production of CapnoProbe Sensors. However, in August of 2004, Nellcor experienced a recall of the CapnoProbe product and, at that time, provided no indication as to when, if ever, it would re-launch the product. In addition, towards the end of the third quarter of 2004 the Company made a strategic decision to re-direct the Company’s research and development resources towards the recently acquired

Steorra technology and away from contract development work, further limiting the anticipated usage of the modules. The Company concluded at that time that future use of the modules would most likely not be at a level sufficient to consume significant quantities of the modules. Accordingly, the Company recognized an impairment expense of $387,766 in the third quarter of 2004, reducing the carrying value of research and development supplies to zero at September 30, 2004.

Note C – Inventories

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Finished goods	$244,773	$70,587
Raw materials	313,635	123,629

	$558,408	$194,216

Note D – Variable Accounting Rules and Compensation Expense

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

	2005	2004
First Quarter	$(100,615)	$20,921
Second Quarter	(67,288)	(17,276)
Third Quarter	48,658	(105,915)
Fourth Quarter	n/a	(111,717)

Note E – Advances from Shareholder

The Company has received cash advances from Circle F Ventures to fund its operations. From December 11, 2003 through May 6, 2005, Circle F advanced an aggregate of $5,722,000 to the Company in funds on a continuing basis; $150,000 was advanced in December 2003, $4,033,000 was advanced in the 2004 and $1,539,000 through May 6, 2005. On May 6, 2005, then outstanding advances from Circle F Ventures were converted into Series C preferred stock. Circle F also provided $350,000 of additional cash advances in July 2005. These advances bore no interest, were unsecured and contained no conversion features. As a result, the Company had imputed interest on the advances from Circle F at an interest rate of prime plus 2% (8.50% at September 30, 2005) and recorded interest expense of $6,226 and $148,861 for the three and nine months ended September 30, 2005, respectively, which was recorded as a contribution to equity as additional paid-in-capital. At September 30, 2005, outstanding advances from Circle F Ventures were $350,000. See Note I below.

Note F – Purchase of Non-invasive Cardiac Output (NICO) Technology

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

Note G – Nellcor Termination Agreement

On July 8, 2005, the Company entered into a termination agreement and mutual release (the ”Termination Agreement”) with Nellcor, pursuant to which the parties terminated the Development and License Agreement, dated September 28, 2001, between the parties and reaffirmed the prior termination of the Supply Agreement, dated September 28, 2001, between the parties. The license agreement made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to the Company of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, the Company transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. The license agreement provided that the Company receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. In August 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. The Termination Agreement provides for the transfer of certain tooling and unused monitoring devices from Nellcor to the Company, subject to certain restrictions on their use. Subject to certain exclusions, the parties have also agreed to release each other from any and all claims related to, among other things, the Development and License Agreement, the Supply Agreement and the recall of the CapnoProbe. As consideration for the Termination Agreement, the Company has issued to Nellcor 175,000 shares of the Company’s common stock valued at $2.50 per share based on the stock price on the date of the agreement with Nellcor, for a total value of $437,500. The Company believes termination of the Nellcor agreements strengthen its future plans to integrate AcQtrac, SPP and tissue capnometry technologies by precluding sublicensing of the CapnoProbe Sublingual Sensor by Nellcor to an unknown party. While the Company believes that its right to incorporate tissue capnometry into its AcQtrac product was well supported in the Nellcor agreements and other documentation, the Company could not be certain that future legal challenges might not be brought forth by a Nellcor sublicensee. The Company has concluded that the ancillary equipment acquired as part of the Termination Agreement are not of material value and no value has been assigned to those items.

Note H – Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $20,638 and $97,771 for the three months ended September 30, 2005 and 2004, respectively, and $61,913 and $123,876 for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2004 is as follows:

Year ending December 31:
2005	$82,550
2006	68,487
2007	61,137
2008	44,338
2009	14,424

$270,936

Note I- Sale of Preferred Stock and Conversion of Debt to Capital Stock

On May 6, 2005, the Company executed a Stock Purchase Agreement with Circle F Ventures, LLC and its affiliates for the conversion of cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of the Company’s newly designated Series C preferred stock, par value $0.01 per share (the “Series C Preferred Stock”). As part of overall financing activity led by Circle F Ventures, the Company also executed a Stock Purchase Agreement with Barth Investment Company II, LP for the private placement of 8,334 shares of Series C Preferred Stock in exchange for an investment of $750,000. The $6,001,849 consisted of cash advances of $5,722,000, $54,849 of interest and $225,000 of fees associated with financing activities on the part of Fleming Securities Inc.

In connection with the issuance of the Series C Preferred Stock, the Company issued Fleming Securities, Inc. a five-year warrants to purchase 313,420 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C Preferred Stock under the Stock Purchase Agreement, if any, the Company agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C Preferred Stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70. As of October 25, 2005 Fleming Securities earned, but had not been issued, additional warrants to purchase 86,668 shares of common stock. If Fleming Securities, Inc. exercises these issued and unissued warrants in full the Company would receive an additional $1,080,239 in cash proceeds.

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

In August and September, 2005, the Company executed additional Joinder Agreements with several individual investors for the private placement of 19,445 shares of Series C Preferred Stock in exchange for an investment of $1,750,000 pursuant to the terms of the Stock Purchase Agreement executed on May 6, 2005. Each share of Series C Preferred Stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share. This includes 5,000 additional shares purchased by Barth Investment Company II, LP.

As a result of the conversions and issuance of warrants, Circle F Ventures, LLC and its affiliates, at September 30, 2005, beneficially own 6,527,868 shares of the Company’s common stock on an as converted basis representing a 73.78% ownership interest in the Company. Charles D. Snead, Jr., one of the Company’s directors, is a consultant and attorney for Circle F and Hayden R. Fleming and their affiliates and related companies.

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

In view of the fact that the preferred stock contains an embedded beneficial conversion feature, the Company has recorded a deemed dividend on preferred stock in our financial statements for the nine month period ended September 30, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. The fair value allocated to the preferred stock of $10,443,928 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,942,128 at the dates of issuance of the preferred stock. This fair value was calculated using the difference between the agreed upon conversion price of the preferred stock into shares of common stock of $2.25 and the fair market value of common stock on the dates of the transactions ranging from $2.75 to $4.00, as determined by the closing price as reported by the Over-the-Counter Bulletin Board. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net loss to “net loss available to common shareholders.”

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

Note K– Subsequent Events

In October, 2005, the Company secured $200,000 in financing from third party investors from the sale of 2,222 shares of Series C preferred stock, at $90 per share, pursuant to the terms of the Stock Purchase Agreement dated May 6, 2005.

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

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as SteorraTM, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named AcQtrac™ ICG and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used. Completely non-invasive, we believe that AcQtrac ICG, augmented by other non-invasive technologies that we have or are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe AcQtrac ICG will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe

AcQtrac ICG will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We have improved AcQtrac user aesthetics and have obtained CE Mark status. Our approach to ICG monitoring is intended to represent an important step in defining the next generation of ICG monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac platform as one of the most effective ICG platforms available. The AcQtrac product was released for sale in August of 2005.

We licensed a single application of our tissue capnometry technology, the CapnoProbeTM Sublingual (SL) System to Nellcor® Tyco Healthcare in 2001. The application limits the use of the product to its ability to evaluate CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. The license agreement we negotiated with Nellcor, made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to us of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, we transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. Under the license agreement, we were entitled to receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. On August 24, 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. On July 8, 2005, we entered into a termination agreement and mutual release with Nellcor to terminate the license agreement and reaffirm the earlier termination of the supply agreement with Nellcor. The termination agreement provided for the transfer of certain tooling and unused monitoring devices from Nellcor to us, subject to certain restrictions on their use. Subject to certain exclusions, the parties also agreed to release each other from any and all claims related to, among other things, the license agreement, the supply agreement and the recall of the CapnoProbe. As consideration for the termination agreement, we issued 175,000 shares of our common stock to Nellcor and agreed to forgo any additional royalties from Nellcor. We received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

With the AcQtrac product launch in August 2005, SensiLase CE Mark approval in September 2005, the delay in securing and training competent distribution and the termination of the Nellcor agreement and its revenues, we embarked on a private equity financing led by Circle F Ventures for the purpose of securing sufficient revenues to scale up our sales and marketing teams and to supplement sales revenues in order to support general operations. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates as “Circle F”, and they beneficially own approximately 73.86% of our common stock.

At the point of terminating the Nellcor Agreement, we formulated a new business plan to take into consideration the loss of revenues from the CapnoProbe sales, delays in SensiLase CE Mark approval and delays in establishing our distribution network. As a result, we re-projected our remaining cash needs through 2005. In anticipation of meeting our cash needs, with the assistance of Fleming Securities, Inc. we undertook a private placement financing in the second and third quarters of 2005, under which the Company has received $2,800,000 from the sale of preferred stock. Circle F also advanced $350,000 to us in the third quarter of 2005. We believe the funds raised are sufficient to meet our needs through the end of 2005 and into the first quarter of 2006. We believe additional financing, primarily to fund our operations as we increase our direct sales team and further augment our AcQtrac product with our other technologies, will be required in 2006. There can be no assurance that we will be able to obtain additional funding in 2006. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

We do not expect to incur any significant liabilities for equipment, real estate or leasehold improvements during the balance of 2005 nor do we plan to significantly increase or decrease our current number of employees, other than in the Sales area We do expect to increase spending for sales activities related to our SensiLase product and for continuing development and market launch of our AcQtrac ICG product.

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

Patents and Impairment Review

At September 30, 2005, we reported patents on our balance sheet, net of amortization, of $483,705. Accumulated amortization was $552,847 at September 30, 2005. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at September 30, 2005 of $483,705. In October of 2004 and again in April of 2005, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004 and $3,610 in the first quarter of 2005.

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

Results of Operations

Our revenues consist of sales, product development fees and royalties. Beginning in the third quarter of 2005, we do not anticipate ongoing revenues from product development fees or royalties.

Net sales for the third quarter of 2005 increased $158,081 to $344,885, or 85%, from $186,804 in the third quarter of 2004. Net sales for the nine month period ended September 30, 2005 increased $226,210 to $745,297 from $519,087, or 44%, for the nine month period ended September 30, 2004. We expect that sales for our products will increase further as we expand sales of our enhanced Skin Peripheral Perfusion product, the SensiLase and our AcQtrac non-invasive cardiac monitor product.

Net Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
CapnoProbe sales to Nellcor	$—	$—	$—	$32,768
VÄSAMED product sales	344,885	186,804	745,297	486,319

	$344,885	$186,804	$745,297	$519,087

Product development fee revenues for the third quarter of 2005 decreased from $33,970 in the third quarter of 2004 to $0. Product development fee revenues for the nine month period ended September 30, 2005 decreased $108,218 to $6,400 from $114,618, or 94%, for the nine month period ended September 30, 2004. Because we continue to shift our efforts away from third party development to our own technologies, we do not expect to earn development fee revenues in the foreseeable future.

We recognized royalty revenues of $62,500 in the nine month period ended September 30, 2005, under our CapnoProbe licensing agreement with Nellcor, as compared to $69,723 in the nine month period ended September 30, 2004. As a result of the termination of the Nellcor license, we will not receive any further royalty payments from Nellcor. We received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

Cost of goods sold for the three and nine month periods ended September 30, 2005 were $298,714 and $985,788, respectively, as compared to $325,457 and $935,371, respectively, for the three and nine month periods ended September 30, 2004. Cost of goods sold for the first two quarters of 2005 and the first three quarters of 2004, each included $100,000 in minimum royalty payments to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty based on sales of “CapnoProbe-type” products. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Royalty payments to ICCM were reclassified to research and development costs beginning the third quarter of 2005 reflecting termination of the Nellcor license agreement and the efforts initiated to reinvest sublingual CO2 technology into future väsamed products. Cost of goods sold exceeded sales and royalty revenues in the first nine months of 2005 and 2004 because volumes were below that necessary to cover fixed costs and minimum royalty payments to ICCM. We expect margins will improve as sales of the SensiLase product improve and we continue our launch of the AcQtrac non-invasive cardiac output monitor.

Cost of product development decreased $44,447 to $1,235, or 97%, in the nine month period ended September 30, 2005 compared to $45,682 in the nine month period ended September 30, 2004. The decrease in cost of product development revenues between the first halves of 2005 and 2004 were a result of lower product development revenues.

Research and development costs increased $409,460, or 86%, from $478,036 in the third quarter of 2004 to $887,496 for the third quarter of 2005. Research and development costs decreased $1,678,246 from $3,298,705, or 51%, for the nine month period ended September 30, 2004 to $1,620,459 for the nine month period ended September 30, 2005. Two million dollars of IPR&D in the second quarter of 2004 relates to the purchase of the Steorra non-invasive cardiac output technology. In the third quarter of 2005, $437,500 relates to consideration given to recover rights to sublingual CO2 technology previously licensed to Nellcor. Also, royalty payments to ICCM were reclassified to research and development costs beginning the third quarter of 2005 reflecting termination of the Nellcor license agreement and efforts initiated to incorporate sublingual CO2 technology into future väsamed manufactured products. Efforts in the first nine months of 2005 were directed towards development of our AcQtrac product whereas research and development efforts in the first nine months of 2004 were directed primarily towards the SensiLase product. We do not expect our research and development costs, excluding IPR&D costs, to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

Research and Development Expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Compensation and Benefits	$213,295	$236,199	$647,601	$730,064
Third party engineering firms, consultants and other professional fees	45,904	69,947	154,254	205,556
Materials and supplies consumed in development projects	21,876	36,470	97,171	120,493
ICCM minimum royalty payments	100,000	—	100,000	—
Reacquisition of license rights in exchange for common stock	437,500		437,500

All other costs of research and development	68,921	135,420	183,933	242,592

	887,496	478,036	1,620,459	1,298,705
Purchased In-Process Research and Development (IPR&D) expense	—	—	—	2,000,000

	$887,496	$478,036	$1,620,459	$3,298,705

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

Impairment Costs

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Impairment of research and development supplies	$—	$387,766	$—	$387,766
Impairment of patent costs	—	151,657	3,610	151,657

	$0	$539,423	$3,610	$539,423

Selling, general and administrative expenses increased $393,471, or 112%, from $350,368 in the third quarter of 2004 to $743,839 for the third quarter of 2005. Selling, general and administrative expenses increased $688,067 from $1,287,999, or 53%, for the nine month period ended September 30, 2004 to $1,976,066 for the nine month period ended September 30, 2005. Excluding non-cash compensation credits and charges, the increase in selling, general and administrative expenses in the third quarter of 2005 as compared to the third quarter of 2004 was primarily due to increased sales and marketing compensation and consulting costs, promotional expenses and travel related to increased marketing of our SensiLase and AcQtrac products and legal fees related to contract negotiations between the Company and ICCM and Nellcor. The first quarter of 2004 included costs of SEC staff reviews of prior filings and legal fees related to the acquisition of the AcQtrac technology. We expect selling expenses to increase through 2005 as we continue our promotion of the SensiLase product and continue our launch of the AcQtrac product. We expect administrative expenses for 2005 to continue at current levels for the foreseeable future.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

Selling, General and Administrative Expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Compensation and Benefits	$329,519	$177,918	$909,062	$528,007
Professional and consulting fees	180,383	116,506	467,279	449,942
Marketing promotional activities	42,150	42,667	273,602	117,519
Travel and Entertainment	89,852	57,755	236,305	109,156
All other SG&A costs	47,106	59,017	198,050	178,382

	689,010	453,863	2,084,298	1,383,006
Non-cash compensation (credit) related to options	54,829	(103,495)	(108,232)	(95,007)

	$743,839	$350,368	$1,976,066	$1,287,999

Interest expense for the three and nine months ended September 30, 2005 included imputed interest of $6,226 and $148,861, respectively, related to advances from Circle F. Other income in the first quarter of 2004 consisted of gains from the recovery of expenses from prior years whereas the third quarter of 2005 included gains from the sale of capital equipment.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $3,912,425 in the first three quarters of 2005 compared to a net loss of $5,384,068 in the first three quarters of 2004. We also recorded deemed preferred stock dividends in the second and third quarters of 2005 related to the beneficial conversion value of the Series C preferred stock when the Series C preferred stock was issued. The deemed preferred stock dividend resulted in the transfer of $1,942,128 from retained earnings to additional paid in capital. As of September 30, 2005, we had an accumulated deficit of $91,263,555. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through September 30, 2005, we have financed our operations primarily through the sale of equity and debt securities. From inception through September 30, 2005, we have raised a cumulative total of approximately $85,200,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through September 30, 2005, Circle F has provided $13,315,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 73.78% of our outstanding common stock, including shares of Series A preferred stock, Series B preferred stock and Series C preferred stock which are convertible into common stock.

In the first half of 2005 Circle F advanced us $1,539,000, which was converted into preferred stock in May of 2005. In the third quarter of 2005, we received additional advances from Circle F of $350,000, which remains outstanding. In the second quarter of 2005 we received $1,050,000 for the sale of preferred stock in private placement transactions. In the third quarter of 2005, we received an additional $1,750,000, for the sale of preferred stock in private placement transactions.

Our current assets, not including cash, were $920,642 at September 30, 2005 as compared to $389,820 at December 31, 2004, an increase of $530,822. The increase was caused primarily by increased receivables from increasing sales and increased inventories in conjunction with the launch of the AcQtrac product in the second half of 2005.

Our current liabilities, not including advances from shareholders, were $604,824 at September 30, 2005 as compared to $533,011 at December 31, 2004, an increase of $71,813. The increase reflects normal operating fluctuations between trade payables, employee compensation and other accrued liability accounts.

Our cash was $770,708 at September 30, 2005 and $8,759 at December 31, 2004. Net cash of $3,724,891 was used in operations and $200,644 for capital expenditures in the first nine months of 2005. These expenditures were funded through advances from Circle F of $1,889,000 and the sale of $2,800,000 of preferred stock to other third parties in private placement transactions in the first nine months of 2005. On May 6, 2005, cash advances from Circle F of $5,722,000 were converted into Series C preferred stock. Circle F provided $350,000 of additional cash advances in July 2005.

At the point of terminating the Nellcor Agreement, we formulated a new business plan to take into consideration the loss of revenues from the CapnoProbe sales, delays in SensiLase CE Mark approval and delays in establishing our SensiLase distribution network. As a result, we re-projected our remaining cash needs through 2005. In anticipation of meeting our cash needs, with the assistance of Fleming Securities, Inc. we undertook a private placement financing in the second and third quarters of 2005, under which the Company has received $2,800,000 from the sale of preferred stock and an additional $200,000 in October 2005. . Circle F also advanced $350,000 to us in the third quarter of 2005. We believe the funds raised are sufficient to meet our needs through the end of 2005 and into the first quarter of 2006. We believe additional financing, primarily to fund our operations as we increase our direct sales team and further augment our AcQtrac product with our other technologies, will be required in 2006. There can be no assurance that we will be able to obtain additional funding in 2006. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2004 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2004 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. We currently have limited revenue from operations that is supplemented in large part by equity infusions, loans and cash advances from Circle F, our largest stockholder. From March of 2000 through November 3, 2005, Circle F has provided $13,315,005 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We received $2,800,000 in equity financings in the second and third quarters of 2005 and an additional $200,000 in October, 2005. We believe that will be able to raise additional equity investments and, if need be, Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales, royalty revenues, contract development fees from other sources and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Successful Marketing of the SPP System for Wound Healing Management and AcQtrac ICG for Hemodynamic Monitoring. We currently distribute the PV2000, SensiLase PAD 3000 Systems and the AcQtrac ICG through a combination of direct sales and dealer and distributor representatives. Dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. There can be no assurance that the product sales will meet our forecasted expectations in 2005 or beyond.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Series C Preferred Stock

In the third quarter of 2005, the Company secured $1,750,000 in financing from third party investors from the sale of 77,780 shares of Series C preferred stock. In October 2005, the Company secured an additional $200,000 in financing from third party investors from the sale of 2,222 shares of Series C preferred stock. Each share of Series C Preferred Stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share.

In connection with the above issuances of the Series C Preferred Stock, the Company will issue Fleming Securities, Inc. five-year warrants to purchase 86,668 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger.

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

OPTICAL SENSORS INCORPORATED

Date November 14, 2005	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date November 14, 2005	/s/ Wesley G. Peterson
Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary (Principal Financial and Accounting Officer)