Form 10KSB
period 2005-12-31
OPTICAL SENSORS INC
filed 2006-03-31
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

Preferred Share Purchase Rights

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $1,386,294.

As of March 20, 2006, 3,808,289 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors, executive officers and affiliates, was $ 6,341,390.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

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

Item 1. DESCRIPTION OF BUSINESS.

General

Since our initial public offering in 1996, we have evolved from a company focused on arterial blood gas monitoring in intensive care units to one that is focused on non-invasive hemodynamic monitors that are useable in hospital point-of-care, office-based physician practices and certain other non-hospital settings. In early 2004 we announced that we would begin doing business as väsamed. We believe the name “väsamed” underscores our mission to provide non-invasive diagnostic tools for a variety of vascular and cardiovascular conditions.

We develop, manufacture and market low-cost, noninvasive peripheral and cardio vascular diagnostic systems for hemodynamic assessment. Currently, we manufacture and sell PV2000 and SensiLase™ PAD 3000 skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) is a precise quantitative reading of the pressure at which the blood flow in capillaries overcomes a controlled occlusion. SPP delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment. SPP goes beyond traditional diagnostic tools by delivering accurate, reproducible clinical information regardless of vessel calcification, edema, physiology, skin type, or hyperbaric conditioning. As such, it provides unparalleled clinical value across the entire spectrum of patient types and disease states. The core technology for SPP originally came from Vasamedics LLC. In 2002, we acquired PV2000 and other assets related to medical instrumentation for patient monitoring of laser Doppler blood flow (LaserFlo BPM2) and related measurements from Vasamedics. We then developed an improved and fully automated version of PV2000 - the SensiLase PAD 3000 - and received U.S. Food and Drug Administration (FDA) clearance for it in mid-2004. The acquisition also provided us direct sales contact with customers in areas of current and future market interest.

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as Steorra™, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named the “AcQtrac™ System” and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used to manage cardiovascular hemodynamic health. Completely non-invasive, we believe that the AcQtrac System, augmented by other non-invasive technologies that we have or are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe the AcQtrac System will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe the AcQtrac System will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We have improved the AcQtrac System user aesthetics and have obtained CE Mark status. Our approach to hemodynamic monitoring is intended to represent an important step in defining the next generation of ICG utility principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac product platform as one of the most effective cardiovascular hemodynamic platforms available. We released the AcQtrac System for sale in August of 2005.

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

One application of tissue capnometry is for use in evaluating changes in CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. Systemic reduction in blood flow, or “hypoperfusion,” can be an early manifestation of clinical shock, even when traditional vital signs may still appear relatively normal, as in compensated shock cases. Changes in gastrointestinal tissue CO2 mirror changes in sublingual tissue CO2. This application is embodied by väsamed’s sublingual tissue CO2 system, formerly known as the CapnoProbe, which consists of a disposable CO2 probe that is self-calibrating and provides CO2 readings in approximately one minute.

We are developing applications of tissue capnometry that are specifically relevant to cardiac function as well as other product platforms. We previously licensed a single application of our tissue capnometry technology, the CapnoProbe™ Sublingual (SL) System, to Nellcor® Tyco Healthcare. The license limited the use of the product for evaluation of CO2 in the gastrointestinal tract in order to alert healthcare providers to pending or actual tissue hypoperfusion and possible organ failure. We have reacquired the rights under this license agreement and intend to reestablish our manufacturing capabilities and market the product under a new name.

SensiLase System and Skin Perfusion Pressure

We entered the wound management market by acquiring laser Doppler instrumentation. The technology in the SensiLase System is used to measure blood flow, intraluminal changes in connection with occlusive disease and skin perfusion pressure. Skin Perfusion Pressure (“SPP”) provides a quantitative evaluation of small vessel disease by measuring simple aspects of capillary function. Patients currently served by this technology include those with chronic foot ulcers, diabetics, and candidates for amputation. The wound management market is principally comprised of patients with foot ulcers. It is estimated that foot ulcers affect 15% (2.4 million) of all diabetics (16 million) in the United States. Five percent of patients with diabetes undergo toe or foot amputation secondary to intractable ulceration. On average, there are 34,000 toe amputations a year. We believe the SensiLase System provides customers with quantitative and reliable prediction of wound healing potential and capillary bed occlusion, is user-friendly and can be used in a wider variety of vascular disease conditions than conventional technology.

We intend to also use skin perfusion technology as part of a non-invasive hemodynamic platform. We plan to develop a platform that includes multiple parameters, all of which are monitored non-invasively, and moves the availability of these critical parameters from acute care only (intensive care units and operating room) to most non-acute care settings (general ward, emergency room, physician office, cardiology clinics, dialysis centers). This non-invasive monitoring system will be used to provide cardiac, metabolic and respiratory diagnostics for patients suffering from coronary artery and peripheral arterial disease. The non-acute care settings (approximately 50,000 sites) have a real need for this information because there are well over 100 million office visits for cardio-respiratory symptoms each year.

The SensiLase System is cleared-to-market as a 510(k) Class II device. Sales of this product are currently our principle source of revenue.

AcQtrac System and Non-Invasive Cardiac Output

The most commonly used method of measuring cardiac output in intensive care units is invasive and relies on the use of a pulmonary artery catheter to estimate cardiac output. The risks of pulmonary artery catheter use are well-documented and include infection and changes in heart rhythm, as well as increased risk of other problems and even death. It is no surprise that hospitals have come to reserve this invasive technique for only the most critically ill patients or have discontinued using it altogether. One noninvasive alternative method for determining cardiac output that is growing in popularity is that of impedance cardiography (ICG). ICG measures the beat-to-beat changes of thoracic bioimpedance via sensors applied on the neck and body in order to calculate stroke volume.

The AcQtrac System uses ICG to provide measurements of cardiac output, systemic vascular resistance and thoracic fluid volume index. In addition, the AcQtrac System provides numerous other parameters including heart rate, cardiac index, stroke volume, pre-ejection period, ejection time, systolic time quotient, maximum deflection of differentiated ICG and transthoracic electrical bioimpedance. The proprietary ensemble averaging algorithm focuses on addressing the signal to noise challenges of ICG, resulting in a more reliable and reproducible measurement of stroke volume and derived parameters, including vascular resistance. This powerful technology enables a clean ICG waveform to be derived from a relatively un-analyzable raw impedance signal. We have trademarked the professional term “Cardiovasculogram™” and the lay term “HeartPrint™” to describe the unique waveform generated by the AcQtrac System.

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

Sales and Marketing and Customers

The sales and marketing of the SensiLase System and the AcQtrac System is supported by three direct sales people. We also have distributors that sell SensiLase product in Mexico and Japan. In December of 2005, we determined that we needed to focus on building a direct sales team and ended contracts with all of our distributors in Europe and the United States. We are currently restructuring the sales and marketing department to focus on building a direct sales organization with support from independent representatives on an as-needed basis. We will, however, continue to retain the services of our distributors in Mexico and Japan.

During the year ended December 31, 2005, revenue from one customer, Millennia Holdings Company, accounted for 56% of our net revenues. Millennia Holdings Company is currently our distributor in Japan. We are dependent upon them and the loss of some or all of their business could have a material adverse effect on our results.

Research and Development

Our research and development staff is currently providing routine product support for the SensiLase System and the AcQtrac System. They additionally continue to work on other non-invasive parameters to enable menu expansion for future versions of our hemodynamic assessment systems. Our SensiLase projects include a disposable SensiLase Laser Sensor Assembly that is expected to be introduced in the second half of 2006. Our tissue capnometry projects include the support of clinical trials of a continuous PslCO2 monitoring system and the re-establishment of the tissue capnometry manufacturing line that was returned to us from Nellcor in the fourth quarter of 2005. Our research and development expenses for the fiscal years ended December 31, 2005 and 2004 were $2,056,919 and $3,729,866, respectively. We anticipate that we will continue to spend significant amounts on research and development activities for the foreseeable future.

The two primary 2005 research and development projects included Vasamedic’s PV2000 skin perfusion system and SORBA’s Steorra impedance cardiograph. The project to improve reliability and automate the testing of the PV2000 was completed in 2005 after the newly named product, SensiLase PAD 3000, received both the CE mark and Japan’s MHLW approval in the second quarter of 2005. The project to redesign SORBA’s Steorra system to meet international medical device safety regulations was completed in 2005 after receiving CE mark approval in the fourth quarter of 2005.

In 2005, we reacquired the rights for the CapnoProbe product from Nellcor Puritan Bennett, a division of Tyco, after Nellcor recalled the product due to manufacturing related quality issues. The equipment was transferred from Nellcor’s manufacturing facility in Mexico, decontaminated, and shipped to our manufacturing site in the fourth quarter of 2005. We plan to set up and revalidate the manufacturing line during 2006 to support clinical trials in preparation for the commercialization of a väsamed-labeled tissue CO2 monitoring product. We anticipate that minimal incremental research and development expenses will be incurred as a result of this project since the equipment and tooling have already been developed. The manufacturing line to support clinical production is scheduled for the second quarter of 2006.

The only other material research and development project initiated in 2005 was to support the development of a disposable for use with the SensiLase PAD 3000 product. This disposable component is intended to provide improved repeatability of the measurement, improved application in additional markets outside of wound care clinics and improved cleanliness. We anticipate that we may introduce the disposable in the third quarter of 2006 and we expect to stay within the projected budget of $300,000 for research and development costs.

Manufacturing and Supply

We maintain approximately 6,000 square feet of manufacturing space, which includes a Class 10,000 clean room, at our corporate facilities. We use this space and capability to manufacture the SensiLase and the AcQtrac Systems and to provide prototype manufacturing for other new products. We also intend to use this space for our reacquired tissue capnometry manufacturing line.

Competition

The SensiLase System has four main competitors: Perimed AB, Moor Instruments Ltd., Transonic Systems Inc. and Oxford Optronix Ltd. Each company has different capabilities and approaches to the determination of local/regional tissue perfusion. We believe that the new features we have added to the SensiLase System as well as the future incorporation of our other technology into the SensiLase instrument will result in a differentiable and improved perfusion diagnostic system in comparison to our competitors. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for our product.

The AcQtrac System has two main competitors: CardioDynamics International Corporation and Analogic Corporation. Each company has similar approaches to measuring non-invasive cardiac output. To our knowledge, neither company possesses intellectual property in the area of tissue perfusion and we believe that this will become a key differentiating feature in future versions of our hemodynamic monitor as we expand the AcQtrac System menu and its clinical applications. Cardiodynamics and Analogic have significant financial and business resources. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for our product.

To our knowledge, there are no commercially available products that would directly compete with tissue capnometry products. There are several systems that measure transcutaneous CO2 but these measure peripheral perfusion and are not deemed reliable indicators of core perfusion. Our tissue capnometry products would indirectly compete with the Datex-Ohmeda (Instrumentarium Corporation) TONOCAP™ system and blood flow imaging systems using orthogonal polarization spectral (OPS). The TONOCAP product measures CO2 in the tissue of the stomach wall as an indicator of regional perfusion. The TONOCAP system requires placement of a balloon catheter into the stomach and measures air or saline from the balloon at regular intervals. However, the administration of a histamine-2 receptor (e.g., Tagamet) and a stomach free of food are required for accurate measurements, making the TONOCAP a difficult product to use in emergency situations where it is most needed. Even with its limitations, there is a growing body of literature that reinforces the importance of measuring gastrointestinal CO2 as a method to arrive at a diagnosis of shock, since there is evidence that if elevated gut CO2 cannot be reversed within six to 24 hours, aggressive treatment will not be effective. Products that use OPS are viewed as research or investigational tools. These products use sophisticated imaging systems that allow one to see individual red blood cells moving in capillary beds. Similar to TONOCAP, there is a growing body of literature that defines the role of microvascular circulation in septic shock.

We believe that the principal competitive factors for our tissue capnometry products will be accuracy, rapid results, cost-effectiveness and price. Our competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than we do. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than those developed or marketed by us or that would render our technology and products obsolete or noncompetitive. Furthermore, there can be no assurance that the emergence of new products, technologies or procedures will not reduce the need for the tissue CO2 monitoring products.

Patents and Proprietary Rights

We seek to protect technology, inventions and improvements that we consider important through the use of patents and trade secrets. We currently hold or have a license to practice a number of U.S. patents covering our technology, eight of which are specifically related to the Tissue Capnometry products, four of which specifically cover the SensiLase System and one of which covers the AcQtrac System. One material patent will expire in 2013, while all of our other material patents expire in 2018 or later. We have filed a number of patent applications in the United States, Japan and key European countries. There can be no assurance, however, that our patents will provide competitive advantages for our products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to us. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions.

In July 1998, we entered into a patent license agreement with the Institute of Critical Care Medicine, or ICCM, which provides us with the exclusive, worldwide right under ICCM’s pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. Any tissue capnometry product developed by us is subject to royalties under the license agreement. We were required under the license agreement to pay ICCM an annual minimum royalty of $400,000 through 2005, after which we may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. We are also obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer of any sublingual tissue capnometry product. We have made the first quarterly installment of the minimum royalty payment for 2006 and no notice has been given to forego the minimum royalty payment in the future.

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

On September 28, 2001, we entered into an exclusive license agreement with Nellcor Puritan Bennett under which Nellcor was the exclusive worldwide manufacturer and distributor of our CapnoProbe product. On July 8, 2005, we entered into a termination agreement and mutual release with Nellcor to terminate the license agreement, returning all rights granted under the September 28, 2001 license agreement back to the Company.

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

Government Regulation

Our products, development activities and manufacturing processes are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (FDA) and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto, including the Safe Medical Devices Act of 1990. We are subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated there under and are subject to inspection by the FDA for compliance with such standards and procedures. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

In April 2001, we received 510(k) clearance from the FDA to market a Tissue Capnometry product under the tradename, CapnoProbe. We also have 510(k) clearance to market products using the tradenames LASERDOPP PV2000, BPM2, SensiLase and AcQtrac. All of the systems consist of reusable components and bench top instruments while the AcQtrac System additionally has disposable components.

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

The CE mark enables our products to be marketed, sold and used throughout the European Union, subject to limited “safeguard” powers of member states. As a result of our acquisitions of the Vasamedics product line and the Steorra technology, we underwent a complete quality certification process in late 2004 and were certified ISO 13485 compliant in 2005. Our CE applications have been approved for both the SensiLase and AcQTrac Systems. All future products will be subjected to a similar CE application process.

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

Employees

As of December 31, 2005, we had 31 full-time employees, two part-time and three temporary part-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Additional Information on Optical Sensors

We were incorporated in Minnesota in May 1989 and reincorporated in Delaware in January 1996. Our executive offices are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota 55344, and our telephone number is (952) 944-5857.

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-KSB in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding us, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. We also maintain a link on our website at www.opsi.com to the location on SEC’s website containing the reports, proxy and information statements and other documents we file with the SEC.

We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

Item 2. DESCRIPTION OF PROPERTY.

Our facilities are located at 7615 Golden Triangle Drive, Suite C, Technology Park V, Minneapolis, Minnesota, and consist of approximately 23,700 square feet. We lease these facilities pursuant to a lease that expires on March 31, 2008. The lease contains a renewal option for an additional three years. The lease provides for an average monthly rent of approximately $20,800, including base rent and a pro rata share of operating expenses and real estate taxes. We believe our leased facilities are adequate for our needs for the foreseeable future.

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

Quarter Ended	High	Low
December 31, 2005	$3.00	$1.60
September 30, 2005	4.00	2.25
June 30, 2005	2.75	1.01
March 31, 2005	3.00	2.45

December 31, 2004	$3.75	$2.40
September 30, 2004	4.00	2.85
June 30, 2004	4.30	3.50
March 31, 2004	4.40	3.90

The foregoing prices reflect inter-dealer prices, without dealer markup, markdown or commissions, and may not represent actual transactions.

As of March 20, 2006, we had approximately 90 stockholders of record and 2,300 beneficial owners of our common stock.

We have never paid any cash dividends on our common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sales of Series C Preferred Stock

On May 6, 2005, we executed a Stock Purchase Agreement with Circle F Ventures, LLC and its affiliates for the conversion of cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of our newly designated Series C preferred stock, par value $0.01 per share. As part of overall financing activity led by Circle F Ventures, we also executed a Stock Purchase Agreement with Barth Investment Company II, LP for the private placement of 8,334 shares of Series C preferred stock in exchange for an investment of $750,000. In 2005, we executed additional Joinder Agreements for the private placement of 25,001 shares of Series C preferred stock in exchange for investments of $2,250,000 by third parties pursuant to the terms of the Stock Purchase Agreement executed on May 6, 2005. Each share of Series C preferred stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share.

In connection with the issuance of the Series C preferred stock, the Company issued Fleming Securities, Inc. five-year warrants to purchase 313,420 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C preferred stock under the Stock Purchase Agreement, we agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C preferred stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70. As of December 31, 2005 Fleming Securities earned, but had not been issued, additional warrants to purchase 86,668 shares of common stock.

There are no dividend, coupon or redemption rights associated with the preferred stock, however the preferred stock includes a liquidation preference. We have agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on the OTC Bulletin Board. Upon a liquidation, dissolution or winding of the Company, following payment of the preferential amounts required to be paid the holders of the Company’s Series A preferred stock, each holder of Series C preferred stock is entitled to receive $90 per share on a pari passu basis with the preferential amounts required to be paid the holders of the Company’s Series B preferred stock and prior to and in preference over any liquidation payment on the common stock. In addition, Series C preferred stock is convertible to common stock at anytime upon the election of the holder, automatically upon either the completion of a private placement of equity securities that yields at least $5,000,000 in gross proceeds or at the Company’s election, in the event the Company’s net sales exceed $5,000,000 in any 12 month period.

The Series C preferred stock and warrant were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Regulation D promulgated there under. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Pursuant to the terms of the Stock Purchase Agreement, we have agreed to use our best efforts to effect qualification and registration of our common stock underlying the Series C preferred stock under the Securities Act of 1933 upon the written request of investors holding at least 50% of the outstanding Series C preferred stock.

Sales of Convertible Promissory Notes and Warrants

On February 6, 2006, we commenced a bridge financing, pursuant to which we plan to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the notes’ terms prior to such date. The notes will be secured by a security interest in all of our assets, except for our intellectual property.

The notes will be convertible, at the option of the holders, into shares of our Series C preferred stock at a conversion price of $90.00 per share. All outstanding principal and, at our election, accrued interest under the notes will automatically convert into shares of Series C preferred stock upon (i) the closing of a private placement of our equity securities in one or more transactions with gross proceeds to us totaling at least $5 million, before deduction of commissions and expenses, or (ii) upon an acquisition of us or of all or substantially all of our assets. Each share of Series C preferred stock by its terms is initially convertible into 40 shares of our common stock at a conversion price of $2.25 per share. The conversion price of the Series C preferred stock is subject to adjustment as provided in the Certificate of Designation for the Series C preferred stock.

We will also issue to each purchaser of a note a warrant to purchase 10,000 shares of common stock for every $100,000 in principal of the note. The warrants will be exercisable for a period of five years from the date of issuance. The initial warrant exercise price is $2.25 per share and is subject to adjustment if we issue securities at a price of less than $2.25 per share, subject to customary exceptions, as set forth in the warrant. The purchasers of the notes are also entitled to demand and piggyback registration rights with respect to the shares of common stock underlying the Series C preferred stock issuable upon conversion of the note and the common stock issuable upon exercise of the warrants.

In connection with the bridge financing, we executed an Agency Agreement with Fleming Securities, Inc., as agent, and agreed to: (i) pay the agent, a selling commission equal to 10% of the gross proceeds from the sales of the notes and warrants sold in this bridge financing; (ii) sell to the agent, for nominal consideration, ten-year warrants to purchase common stock at 120% of the exercise price of the warrants sold in this bridge financing, a number of shares of common stock equal to 10% of the number of shares of common stock that may be purchased pursuant to warrants sold in this bridge financing; (iii) pay the agent a non-accountable expense allowance equal to 3% of the gross proceeds from sales of notes and warrants in this bridge financing; and (iv) reimburse the agent for its accountable expenses of this bridge financing not to exceed $50,000.

The notes and warrant were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Regulation D promulgated there under. Each of the investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Overview

Since our initial public offering in 1996, we have evolved from a company focused on arterial blood gas monitoring in intensive care units to one that is focused on non-invasive hemodynamic monitors that are useable in hospital point-of-care, office-based physician practices and certain other non-hospital settings. In early 2004 we announced that we would begin doing business as väsamed. We believe the name “väsamed” underscores our mission to provide non-invasive diagnostic tools for a variety of vascular and cardiovascular conditions.

We develop, manufacture and market low-cost, noninvasive peripheral and cardio vascular diagnostic systems for hemodynamic assessment. Currently, we manufacture and sell PV2000 and SensiLase™ PAD 3000 skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) is a precise quantitative reading of the pressure at which the blood flow in capillaries overcomes a controlled occlusion. SPP delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment. SPP goes beyond traditional diagnostic tools by delivering accurate, reproducible clinical information regardless of vessel calcification, edema, physiology, skin type, or hyperbaric conditioning. As such, it provides unparalleled clinical value across the entire spectrum of patient types and disease states. The core technology for SPP originally came from Vasamedics LLC. In 2002, we acquired PV2000 and other assets related to medical instrumentation for patient monitoring of laser Doppler blood flow (LaserFlo BPM2) and related measurements from Vasamedics. We then developed an improved and fully automated version of PV2000 - the SensiLase PAD 3000 - and received U.S. Food and Drug Administration (FDA) clearance for it in mid-2004. The acquisition also provided us direct sales contact with customers in areas of current and future market interest.

We acquired R-wave triggered ensemble averaging (Rtea™) Impedance Cardiography (ICG) in 2004. This clinically proven ICG platform, originally referred to as Steorra™, is a non-invasive monitoring platform that provides the hemodynamic data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. The product has been re-named the AcQtrac™ System and has been re-configured to provide the configuration and mobility options that are required for the multiple call points where this technology will be used to manage cardiovascular hemodynamic health. We have trademarked the professional term “Cardiovasculogram™” and the lay term “HeartPrint™” to describe the unique waveform generated by the AcQtrac System. Completely non-invasive, we believe that the AcQtrac System, augmented by other non-invasive technologies that we have or are developing, will provide reliable information for optimal diagnosis and drug therapy management. We believe the AcQtrac System will be a welcome addition within hospitals because non-invasive monitors are believed to be safer, more efficient and cost-effective to use than invasive counterparts. Outside the hospital setting, clinicians have limited information available to them when treating cardiovascular and vascular disease patients, so we believe the AcQtrac System will be readily incorporated into the familiar physical assessment routine of blood pressure and heart rate monitoring found in most doctors’ offices. We have improved AcQtrac user aesthetics and have obtained CE Mark status. Our approach to hemodynamic monitoring is intended to represent an important step in defining the next generation of ICG utility principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. Our technology has broad patent protection and versatile utility. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac System as one of the most effective cardiovascular hemodynamic platforms available. We released the AcQtrac System for sale in August of 2005.

We licensed a single application of our tissue capnometry technology, the CapnoProbe™ Sublingual (SL) System, to Nellcor® Tyco Healthcare in 2001. Under the license agreement, we were entitled to receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. On July 8, 2005, we entered into a termination agreement and mutual release with Nellcor to terminate the license agreement and reaffirm the earlier termination of our supply agreement with Nellcor. The termination agreement provided for the transfer of certain tooling and unused monitoring devices from Nellcor to us, subject to certain restrictions on their use. Subject to certain exclusions, the parties also agreed to release each other from any and all claims related to, among other things, the license agreement, the supply agreement and the voluntary recall of the CapnoProbe. As consideration for the termination agreement, we issued 175,000 shares of our common stock, valued at $437,500, to Nellcor and agreed to forgo any additional royalties from Nellcor. We received royalty payments from Nellcor of $62,500 in the first quarter of 2005 and $133,747 between 2003 and 2004.

At the point of terminating the Nellcor Agreement, we formulated a new business plan to take into consideration the loss of revenues from the CapnoProbe sales, delays in SensiLase CE Mark approval and delays in establishing our sales and distribution network. As a result, we re-projected our remaining cash needs through 2005. In anticipation of meeting our cash needs, with the assistance of Fleming Securities, Inc. we undertook a private placement financing in 2005, under which we received $3,000,000 from the sale of Series C preferred stock. As part of the financing, Circle F Ventures, LLC and its affiliates converted cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of the our Series C preferred stock. Circle F also advanced $350,000 to us in the third quarter of 2005 (which was converted to Series C preferred stock in March 2006) and $250,000 through March 20, 2006, $100,000 of which is part of a bridge financing. We sometimes collectively refer to Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates, including Fleming Securities, Inc., as “Circle F”. As of March 20, 2006, these entities collectively own approximately 75.23% of our common stock.

Our current cash balances and anticipated revenues from net sales are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations. We estimate our projected total cash needs for 2006 to be $4,500,000 in addition to anticipated revenues from net sales. In particular, we believe additional financing, primarily to fund our operations as we increase our direct sales team and further augment our AcQtrac System with our other technologies, will be required in 2006.

To address our cash needs we commenced a bridge financing in February 2006, pursuant to which we plan to issue convertible promissory notes with detachable warrants in a private placement up to aggregate principal amount of $4,500,000. As of March 20, 2006, we had sold $2,316,000 in convertible promissory notes, $100,000 of which was purchased by Circle F. There can be no assurance that we will sell the remaining portion of convertible notes in our bridge financing or that we will be able to obtain additional loans, equity investments or funding from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Patents and Impairment Review

At December 31, 2005, we reported patents on our balance sheet, net of amortization, of $367,866. Accumulated amortization was $451,250 at December 31, 2005. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we not achieve our expectations of the net realizable value of our investment in patents, potential future losses may occur to the extent of the carrying value at December 31, 2005 of $367,866. In October of 2004 and again in April and December of 2005, we decided to abandon certain foreign patent applications and issued patents. As a result, we recognized patent impairment expenses of $151,657 in the third quarter of 2004; $3,610 in the first quarter of 2005 and $100,408 in the fourth quarter of 2005.

Variable Accounting Rules and Compensation Expense

Certain stock options issued by us have been re-priced thereby resulting in our option plan being subject to variable accounting rules through December 31, 2005. Application of these rules resulted in recognizing compensation expense or reductions to compensation expense whenever the market price of our stock varies from that of the prior quarter-end. The Company is evaluating the impact of FASB Statement 123R on options that were re-priced.

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

Results of Operations

Comparison of fiscal years ended December 31, 2005 and 2004

Our revenues consisted of sales, product development fees and royalties.

Net sales for 2005 increased $502,956 to $1,317,394, or 62%, from $814,438 in 2004. Net sales in 2005 consisted of väsamed branded products. Sales in 2004 included $32,768 of residual sales under our CapnoProbe supply agreement with Nellcor, which concluded in 2003 when Nellcor, as planned, established its own manufacturing operations. We expect that sales for our branded products will increase further as we expand sales of the SensiLase and AcQtrac Systems.

Sales

	2005	2004
CapnoProbe sales to Nellcor	$—	$32,768
väsamed branded product sales	1,317,394	781,670

	$1,317,394	$814,438

Product development fee revenues for 2005 decreased $116,078 to $6,400, or 95%, from $122,478 in 2004. Because we continue to shift our efforts away from third party development to our own technologies, we do not expect to earn development fee revenues in the foreseeable future.

We recognized royalty revenues of $62,500 in 2005, under our CapnoProbe licensing agreement with Nellcor, as compared to $132,223 in 2004. As a result of the termination of the Nellcor license, we will not receive any further royalty payments from Nellcor.

Cost of goods sold for 2005 increased $115,747 to $1,454,447, or 9%, from $1,338,700 in 2004. Cost of goods sold for the first two quarters of 2005 and the four quarters of 2004, each included $100,000 in minimum royalty payments to ICCM. Under our license agreement with ICCM, we are required to pay ICCM a royalty based on sales of “CapnoProbe-type” sublingual tissue capnometry products. We are required under the license agreement to pay ICCM an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. Royalty payments to ICCM were reclassified to research and development costs beginning in the third quarter of 2005 reflecting termination of the Nellcor license agreement and the efforts initiated to reinvest sublingual tissue capnometry CO2 technology into future väsamed products. Cost of goods sold exceeded sales and royalty revenues in 2005 and 2004 because volumes were below that necessary to cover fixed costs and minimum royalty payments to ICCM. We expect margins will improve as sales of the SensiLase System and the AcQtrac System improve.

Cost of product development revenues was $1,235 in 2005 compared to $48,600 in 2004. The decrease in cost of product development revenues between comparable periods from 2005 and 2004 were a result of lower product development revenues.

Research and development costs for 2005 decreased $1,672,947 to $2,056,919, or 45%, from $3,729,866 in 2004. Two million dollars of IPR&D in 2004 relates to the purchase of the Steorra non-invasive cardiac output technology. In 2005, $437,500 relates to consideration given to recover rights to sublingual CO2 technology previously licensed to Nellcor. Also, royalty payments to ICCM of $200,000 were reclassified to research and development costs beginning the third quarter of 2005 reflecting termination of the Nellcor license agreement and efforts initiated to incorporate sublingual tissue capnometry technology into future väsamed manufactured products. Efforts in 2005 were directed primarily towards development of our AcQtrac System whereas research and development efforts in 2004 were directed primarily towards the SensiLase System. We do not expect our research and development costs, excluding IPR&D costs, to decrease materially in the foreseeable future as we continue to direct our efforts to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the periods indicated:

Research and Development Expenses

	2005	2004
Compensation and benefits	$882,717	$991,611
Third party engineering firms, consultants and other professional fees	170,073	267,369
Materials and supplies consumed in development projects	119,038	133,693
Purchased In-Process Research and Development (IPR&D) expense	—	2,000,000
Reacquisition of license rights in exchange for common stock	437,500	—
ICCM minimum royalty payments	200,000	—
All other costs of research and development	247,591	337,193

	$2,056,919	$3,729,866

In 2004, we decided to not pursue certain foreign patent applications and to not support certain foreign patents having a total carrying value of $151,657. In addition, we concluded that we would not utilize research and development supplies valued at $387,766. As a result, we recognized impairment expense totaling $539,423 in 2004. In 2005, we recognized additional write-offs of foreign patent costs of $104,018.

Impairment Costs

	2005	2004
Impairment of research and development supplies	$—	$387,766
Impairment of patent costs	104,018	151,657

	$104,018	$539,423

Selling, general and administrative expenses for 2005 increased $804,555 to $2,511,977, or 47%, from $1,707,422 in 2004. This includes expense credits of $193,120 in 2005 and $204,304 in 2004 attributable to non-cash compensation expense reversals and expense related to variable accounting applicable to our stock option plan. The increase in selling, general and administrative expenses for 2005 as compared to 2004 was primarily due to increased sales and marketing compensation and consulting costs, promotional expenses and travel related to increased marketing of the SensiLase and AcQtrac Systems and legal fees related to contract negotiations between the Company and ICCM and Nellcor. Selling, general and administrative expenses in 2004 included costs of SEC staff reviews of prior filings and legal fees related to the acquisition of the AcQtrac technology. We expect selling expenses to increase through 2006 as we continue our promotion of the SensiLase System and the AcQtrac System. We expect administrative expenses for 2006 to continue at current levels for the foreseeable future.

The following table sets forth the principal components of selling, general and administrative expenses for the periods indicated:

Selling, General and Administrative Expenses

	2005	2004
Compensation and Benefits	$1,242,364	$783,955
Professional and consulting fees	534,590	576,906
Marketing promotional activities	311,230	137,679
Travel and Entertainment	290,985	162,793
All other SG&A costs	325,928	250,393

	2,705,097	1,911,726
Non-cash compensation (credit) related to options	(193,120)	(204,304)
	$2,511,977	$1,707,422

Interest expense for 2005 and 2004 included imputed interest of $156,902 and $146,906, respectively, related to advances from Circle F. Other income in 2005 and 2004 included gains from the sale of capital equipment of $15,027 and $7,750, respectively.

Since our inception we have experienced significant operating losses. We incurred a net loss of $4,888,153 in 2005 compared to a net loss of $6,421,851 in 2004. We also recorded deemed preferred stock dividends in 2005 related to the beneficial conversion value of the Series C preferred stock when the Series C preferred stock was issued. The deemed preferred stock dividend resulted in the transfer of $1,963,904 from retained earnings to additional paid in capital. As of December 31, 2005, we had an accumulated deficit of $92,261,059. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through December 31, 2005, we have financed our operations primarily through the sale of equity and debt securities. From inception through March 20, 2006, we have raised a cumulative total of approximately $83,500,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through March 20, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. As of December 31, 2005, Circle F beneficially owned approximately 74.81% of our outstanding common stock, including convertible notes, warrants and shares of Series A preferred stock, Series B preferred stock and Series C preferred stock that are convertible into common stock. Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F, Hayden R. Fleming and their affiliates and related companies.

In the first half of 2005 Circle F advanced us $1,539,000, which was converted into Series C preferred stock in May of 2005. In the third quarter of 2005, we received additional advances from Circle F of $350,000, which was converted into Series C preferred stock on March, 15, 2006. Subsequent to December 31, 2005 through March 20, 2006 Circle F advanced us an additional $150,000 and another $100,000 as part of a bridge loan agreement. In 2005 we received $3,000,000 for the sale of preferred stock in private placement transactions.

Our current assets, not including cash, were $968,242 at December 31, 2005 as compared to $389,820 at December 31, 2004, an increase of $579,750. The increase was caused primarily by increased receivables from increasing sales and increased inventories in conjunction with the launch of the AcQtrac System in 2005.

Our current liabilities, not including advances from shareholders, were $636,350 at December 31, 2005 as compared to $533,011 at December 31, 2004, an increase of $103,339. The increase reflects normal operating fluctuations between trade payables, employee compensation and other accrued liability accounts.

Our cash was $1,328 at December 31, 2005 and $8,759 at December 31, 2004. Net cash of $4,667,005 was used in operations and $227,193 was used for capital expenditures and patents in 2005. These expenditures were funded through advances from Circle F of $1,889,000 and the sale of $3,000,000 of preferred stock to other third parties in private placement transactions in 2005. On May 6, 2005, cash advances, fees and accrued interest from Circle F of $6,001,849 were converted into Series C preferred stock. Circle F provided $350,000 of additional cash advances in July 2005, which was converted into Series C preferred stock in March 2006.

We estimate projected total cash needs for 2006 to be $4,500,000. These projected total cash needs include expenditures to fund our operations as we increase our direct sales team and further augment our AcQtrac System with our other technologies. There can be no assurance that we will be able to obtain additional funding in 2006. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2005 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2005 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. While our revenues are improving, principally from sales of SensiLase systems, revenues from operations are still being supplemented by equity infusions and loans from third parties and cash advances from Circle F, our largest stockholder. From March of 2000 through March 20, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We received $3,000,000 in equity financings in 2005 and, thru March 15, 2006 have received another $350,000 of equity investment from conversion of advances by Circle F. Also, during February and March of 2006, we have placed more than $2,000,000 of convertible debt in a bridge financing. We believe that we will be able to raise additional funds through equity and debt financings with third parties and that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Successful Marketing of the Tissue Capnometry Technology. Our approach to ICG technology is intended to represent an important step in defining the next generation of hemodynamic monitoring principally due to the future inclusion of our tissue capnometry technology. Tissue capnometry enables the determination of tissue health and viability. We are developing applications of this tissue capnometry that are specifically relevant to cardiac function and we will use it to position our AcQtrac System as one of the most effective cardiovascular hemodynamic health platforms available. There can be no assurance that we will be able to develop our planned applications of tissue capnometry or that we will be able to successfully market these application enhancements to our AcQtrac System.

Successful Marketing of the SPP System for Wound Healing Management and AcQtrac System for Cardiovascular Hemodynamic Health. We currently distribute the PV2000, SensiLase PAD 3000 Systems and the AcQtrac System through a small group that is a combination of direct sales and dealer and distributor representatives. Dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. There can be no assurance that the product sales will meet our forecasted expectations in 2006 or beyond.

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

Item 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Optical Sensors Incorporated d/b/a väsamed

Eden Prairie, Minnesota

We have audited the accompanying balance sheet of Optical Sensors Incorporated d/b/a väsamed as of December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Sensors Incorporated d/b/a väsamed as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations in recent years and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 1, 2006 (except as to Note 18, as to which the date is March 20, 2006)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

December 31, 2005

Assets
Current assets:
Cash	$1,328
Accounts receivable, net	480,285
Inventories	449,028
Prepaid expenses and other current assets	38,929

Total current assets	969,570

Property and equipment:
Leased equipment	1,157,989
Research and development equipment	836,704
Leasehold improvements	340,802
Furniture and equipment	352,732
Production equipment	524,815
Marketing equipment	52,096

3,265,138
Less accumulated depreciation and amortization	(3,012,054)

253,084

Other assets:
Patents, net of accumulated amortization of $451,250	367,866
Other assets	9,723

377,589

Total assets	$1,600,243

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$350,000
Accounts payable	191,735
Employee compensation	253,453
Accrued royalties	100,000
Other liabilities and accrued expenses	50,324
Deferred Revenues	36,338
Obligation under capital lease, current portion	4,500

Total current liabilities	986,350

Obligation under capital lease, less current portion	18,950

Total Liabilities	1,005,300

Shareholders’ equity:
Preferred stock, par value $0.01 per share (Series A, Series B and Series C: 4,333,334, 236,934 and 100,021 shares issued and outstanding, $1,500,000, $3,554,005 and $9,001,890- liquidation preference, respectively) Authorized shares – 5,000,000 Issued and outstanding shares – 4,670,289	46,703
Common stock, par value $0.01 per share: Authorized shares – 30,000,000 Issued and outstanding shares –3,808,289	38,083
Additional paid-in capital	92,778,470
Accumulated deficit	(92,261,059)
Unearned compensation	(7,254)

Total shareholders’ equity	594,943

Total liabilities and shareholders’ equity	$1,600,243

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Years Ended December 31,
	2005	2004
Revenues:
Sales	$1,317,394	$814,438
Product development fees	6,400	122,478
Royalties	62,500	132,223

Total revenues	1,386,294	1,069,139

Costs and expenses:
Cost of goods sold	1,454,447	1,338,700
Cost of product development	1,235	48,600
Research and development expenses	2,056,919	3,729,866
Impairment of patents and research and development supplies	104,018	539,423
Selling, general and administrative expenses	2,511,977	1,707,422

Total costs and expenses	6,128,596	7,364,011

Operating loss	(4,742,302)	(6,294,872)

Interest expense	(158,104)	(146,978)
Other income, net	12,253	19,999

	(145,851)	(126,979)

Net loss	(4,888,153)	(6,421,851)

Imputed preferred stock dividends	(1,963,904)	—

Loss attributable to common shareholders	$(6,852,057)	$(6,421,851)

Loss per Share:
Basic and diluted	$(1.31)	$(1.85)
Loss attributable to common shareholders per share:
Basic and diluted	$(1.84)	$(1.85)

Shares used in calculation of net loss per share:
Basic and diluted	3,717,673	3,472,346

See accompanying notes.

Statements of Shareholders’ Equity (Deficit)

Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4,570,268	$45,703	3,208,289	$32,083	$80,020,309	$(78,987,151)	$(26,622)	$1,084,322
Issuance of common stock	—	—	425,000	4,250	1,695,750	—	—	1,700,000
Variable compensation on stock options	—	—	—	—	(213,987)	—	—	(213,987)
Amortization of unearned compensation	—	—	—	—	—	—	9,684	9,684
Imputed interest on shareholder advances	—	—	—	—	146,906	—	—	146,906
Net loss	—	—	—	—	—	(6,421,851)	—	(6,421,851)

Balance at December 31, 2004	4,570,268	$45,703	3,633,289	$36,333	$81,648,978	$(85,409,002)	$(16,938)	$(3,694,926)
Issuance of common stock for reacquisition of license rights	—	—	175,000	1,750	435,750	—	—	437,500
Conversion of shareholder cash advances, net of expenses of $225,000	64,186	642	—	—	5,776,098	—	—	5,776,740
Issuance of preferred stock for cash	33,335	333	—	—	2,999,667	—	—	3,000,000
Issuance of preferred stock in lieu of payment for fees	2,500	25	—	—	(25)	—	—	—
Imputed preferred stock dividends	—	—	—	—	1,963,904	(1,963,904)	—	—
Variable compensation on stock options	—	—	—	—	(202,804)	—	—	(202,804)
Amortization of unearned compensation	—	—	—	—	—	—	9,684	9,684
Imputed interest on shareholder advances	—	—	—	—	156,902	—	—	156,902
Net loss	—	—	—	—	—	(4,888,153)	—	(4,888,153)

Balance at December 31, 2005	4,670,289	$46,703	3,808,289	$38,083	$92,778,470	$(92,261,059)	$(7,254)	$594,943

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Years Ended December 31
	2005	2004
Operating activities
Net loss	$(4,888,153)	$(6,421,851)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs acquired in exchange for common stock	—	1,700,000
Reacquisition of license rights in exchange for common stock	437,500	—
Non-cash compensation credit on stock options	(202,804)	(213,987)
Compensation expense related to stock options issued to consultant	9,684	9,684
Imputed interest on advances from shareholder	156,902	146,906
Gain on sale of fixed assets	(15,028)	—
Depreciation and amortization	155,610	201,172
Impairment of research and development supplies	—	387,766
Impairment of patents	104,018	151,657
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(295,322)	12,966
Inventories	(254,812)	43,097
Prepaid expenses, other current assets and other assets	(28,288)	(43,168)
Accounts payable and accrued expenses	153,688	72,562

Net cash used in operating activities	(4,667,005)	(3,953,196)

Investing activities
Purchases of property and equipment	(100,669)	(88,366)
Proceeds from sale of property and equipment	17,060	—
Payments for patents	(143,584)	—

Net cash used in investing activities	(227,193)	(88,366)

Financing activities
Advances from shareholder	1,889,000	4,033,000
Payments on capitalized lease obligations	(2,124)	—
Payment in lieu of partial conversion of debt to preferred	(109)	—
Net proceeds from issuance of preferred stock	3,000,000	—

Net cash provided by financing activities	4,886,767	4,033,000

Decrease in cash	(7,431)	(8,562)
Cash at beginning of year	8,759	17,321

Cash at end of year	$1,328	$8,759

Non-cash investing and financing activity:
Property and equipment acquired via capital lease obligation	$25,574	$—

Conversion of advances from shareholder and accrued interest into Series C convertible preferred stock.	$5,776,740	$—

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements

December 31, 2005 and 2004

1. Business Activity

Optical Sensors Incorporated d/b/a väsamed (the Company) designs, licenses, manufactures and distributes a range of non-invasive hemodynamic technologies for vascular, wound care, cardiovascular and emergency medicine diagnostics. Products presently include skin perfusion pressure systems and non-invasive cardiac output monitors. The Company’s customers are located throughout the world.

2. Summary of Significant Accounting Policies

Cash

The Company maintains its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after shipment for direct customers and up to 65 days for distributors. Accounts receivable beyond previously agreed upon days are considered past due. The Company does not accrue interest on past due unsecured accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. At December 31, 2005, the Company had established a reserve for uncollectible accounts of $44,000.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories at December 31, 2005 included $203,213 of finished goods and $245,815 of raw materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the asset. Equipment under capital leases is depreciated over the lease term. Depreciation expense, including depreciation recorded under capital leases, was $73,060 and $51,738 for the years ended December 31, 2005 and 2004, respectively.

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

Research and Development Supplies

The Company recognized an impairment expense of $387,766 in 2004.

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $82,550 and $149,434 for the years ended December 31, 2005 and 2004, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2005 is as follows:

Year ending December 31:
2006	$67,009
2007	60,274
2008	44,338
2009	14,424
2010	3,760

$189,805

In addition, $104,018 and $151,657 of patents were written off and charged to expense in 2005 and 2004, respectively. The write offs resulted from management’s decision to abandon certain patent applications and discontinue financial support of other issued patents.

Impairment of Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the asset’s value will be adjusted appropriately.

Research and Development Expenses

Research and Development Expenses are expensed as incurred.

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

The following table illustrates the effect on net loss attributable to common shareholders and net loss attributable to common shareholders per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation.

	2005	2004
Loss attributable to common shareholders	$(6,852,057)	$(6,421,851)
Add: stock-based compensation credit included in the determination of net loss as reported	(202,804)	(213,987)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(418,356)	(495,719)

Pro forma net loss	$(7,473,217)	$(7,131,557)

Basic and diluted loss attributable to common shareholders per share:
As reported	$(1.84)	$(1.85)
Pro forma	$(2.01)	$(2.05)

The weighted average fair value of options granted and the assumptions used in the Black-Scholes option-pricing model are as follows:

	2005	2004
Fair value of options granted	$2.44	$3.76

Assumptions used:
Expected life (years)	10.0	10.0
Risk-free rate of return	4.00 - 4.50%	4.25%
Volatility	102 - 121%	130%
Dividend yield	0%	0%

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the annual reporting requirements for SFAS No. 148 at December 31, 2002 and has implemented the disclosure requirements for condensed financial statements for interim periods after January 1, 2003. The Company has determined at this time to continue to account for all stock-based employee compensation plans under APB Opinion No. 25. The Company currently only recognizes expense for repriced options, however, starting in January 2006, the Company will expense all stock-based employee compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising and Promotional Costs

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs were $311,230 and $137,679 for the years ended December 31, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the statements of operations.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in revenues and shipping and handling costs in cost of goods sold.

Revenue Recognition

Revenue is recognized in accordance with the guidance provided in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, “Revenue Recognition”. Sales revenues include sales to customers in the health care industry. Sales are recognized as revenue upon delivery to the customer. Product shipments are supported by purchase orders received from the customer. Sales prices are fixed and final and collectibility from the customer is reasonably assured.

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

Royalties represent amounts earned pursuant to a Development and License Agreement, which was terminated in 2005 (see Note 4).

Warranties

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The Company’s warranty liability was $8,424 at December 31, 2005.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs”, which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. Based on options outstanding and not yet vested as of December 31, 2005, the Company estimates expense for options vesting in 2006 to be approximately $75,000.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

3. Purchase of Non-invasive Cardiac Output (NICO) Technology

On May 14, 2004, the Company completed its acquisition from SORBA Medical Systems, Inc. (“SORBA”) of all assets related to SORBA’s Steorra™ impedance cardiograph device and RTea™ advanced signal processing technology (the ”Technology”), consisting primarily of intellectual property rights and other ancillary equipment and supplies. The Company did not acquire any cash, receivables or miscellaneous items not related to the Technology. The Company acquired the Technology for consideration consisting of cash in the amount of $300,000 and 425,000 shares of common stock valued at $4.00 per share which was the stock closing price on the date of closing. As part of the agreement, the Company issued 403,750 shares of common stock (95% of the total) on May 14, 2004 and the remaining 21,250 shares of common stock (5% of the total) on September 1, 2004. The Company did not assume any debts or liabilities of SORBA. When the Company acquires technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. The Company’s policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. The Steorra device is an FDA regulated product currently being used in hospitals and clinics. The Company has revised the device’s user interface and aesthetics and is re-launching after receiving CE mark approval and ISO certification. However, the Company has concluded that the Steorra technology

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

3. Purchase of Non-invasive Cardiac Output (NICO) Technology (continued)

does not meet the definition of alternative future use and has classified the Steorra technology purchase as IPR&D. Steorra technology was written off as research and development expense of $2,000,000 during the year ended December 31, 2004. Also, the Company has concluded that the ancillary equipment and supplies purchased with the Steorra technology are not of material value and no value has been assigned to those items.

4. Nellcor Termination Agreement

On July 8, 2005, the Company entered into a termination agreement and mutual release (the ”Termination Agreement”) with Nellcor, pursuant to which the parties terminated the Development and License Agreement, dated September 28, 2001, between the parties and reaffirmed the prior termination of the Supply Agreement, dated September 28, 2001, between the parties. The license agreement made Nellcor the exclusive, worldwide manufacturer and distributor of CapnoProbe and resulted in payments to the Company of over $3 million in license, development and supply fees from 2001 through 2003. In late 2003, the Company transferred CapnoProbe manufacturing to Nellcor’s manufacturing facility in Mexico. The license agreement provided that the Company receive royalties on net sales of the disposable components and on aggregate gross margins for the CapnoProbe instrument. In August 2004, Nellcor initiated a voluntary recall of the CapnoProbe Sublingual Sensor. The Termination Agreement provides for the transfer of certain tooling and unused monitoring devices from Nellcor to the Company, subject to certain restrictions on their use. Subject to certain exclusions, the parties have also agreed to release each other from any and all claims related to, among other things, the Development and License Agreement, the Supply Agreement and the recall of the CapnoProbe. As consideration for the Termination Agreement, the Company has issued to Nellcor 175,000 shares of the Company’s common stock valued at $2.50 per share based on the stock price on the date of the agreement with Nellcor, for a total value of $437,500. The Company expensed the value of the license agreement of $437,500 as research and development expense during the year ended December 31, 2005. The Company believes termination of the Nellcor agreements strengthen its future plans to integrate ICG, SPP and tissue capnometry technologies by precluding sublicensing of the CapnoProbe Sublingual Sensor by Nellcor to an unknown party. While the Company believes that its right to incorporate tissue capnometry into its AcQtrac System was well supported in the Nellcor agreements and other documentation, the Company could not be certain that future legal challenges might not be brought forth by a Nellcor sublicensee. The Company has concluded that the ancillary equipment acquired as part of the Termination Agreement are not of material value and no value has been assigned to those items.

5. Warrants under Lease Agreement

In connection with a Company operating lease agreement, the Company had issued a warrant to the leasing company to purchase 1,984 shares of common stock at $18.90. This warrant expired in August of 2005. No expenses were recorded in the years ended December 31, 2005 and 2004 related to these warrants.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

6. Securities Purchase Agreements

On May 6, 2005, the Company executed a Stock Purchase Agreement with Circle F Ventures, LLC and its affiliates for the conversion of cash advances, outstanding interest and fees and expenses in the amount of $6,001,849 into 66,686 shares of the Company’s newly designated Series C preferred stock, par value $0.01 per share. The $6,001,849 consisted of cash advances of $5,722,000 (see Note 7), $54,849 of interest and $225,000 of fees associated with financing activities on the part of Fleming Securities Inc. As part of overall financing activity led by Circle F Ventures, the Company also executed a Stock Purchase Agreement with Barth Investment Company II, LP for the private placement of 8,334 shares of Series C Preferred Stock in exchange for an investment of $750,000. In 2005, the Company executed additional Joinder Agreements for the private placement of 25,001 shares of Series C Preferred Stock in exchange for investments of $2,250,000 pursuant to the terms of the Stock Purchase Agreement executed on May 6, 2005. Each share of Series C Preferred Stock is convertible into 40 shares of common stock at a conversion price of $2.25 per share. Barth Investment Company also purchased 8,334 of the 25,001 shares of Series C Preferred Stock.

In connection with the issuance of the Series C preferred stock, the Company issued Fleming Securities, Inc. five-year warrants to purchase 313,420 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C preferred stock under the Stock Purchase Agreement, if any, the Company agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C preferred stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70. As of December 31, 2005 Fleming Securities earned, but had not been issued, additional warrants to purchase 86,668 shares of common stock. If Fleming Securities, Inc. exercises these issued and unissued warrants in full the Company would receive an additional $1,080,239 in cash proceeds.

As a result of the conversions and issuance of warrants, Circle F Ventures, LLC and its affiliates, at December 31, 2005, beneficially owned 6,502,308 shares of the Company’s common stock on an as converted basis representing a 73.78% ownership interest in the Company. Charles D. Snead, Jr., one of the Company’s directors, is a consultant and attorney for Circle F and Hayden R. Fleming and their affiliates and related companies.

There are no dividend, coupon or redemption rights associated with the preferred stock, however the preferred stock includes a liquidation preference. The Company has agreed to register for resale by the investors the common stock issuable upon conversion of the preferred stock. The preferred stock will not be separately registered or listed on the OTC Bulletin Board. Upon a liquidation, dissolution or winding of the Company, following payment of the preferential amounts required to be paid the holders of the Company’s Series A preferred stock, each holder of Series C preferred stock is entitled to receive $90 per share on a pari passu basis with the

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

6. Securities Purchase and Convertible Debt Agreements (continued)

preferential amounts required to be paid the holders of the Company’s Series B preferred stock and prior to and in preference over any liquidation payment on the common stock. In addition, Series C preferred stock is convertible to common stock at anytime upon the election of the holder, automatically upon either the completion of a private placement of equity securities that yields at least $5,000,000 in gross proceeds or at the Company’s election, in the event the Company’s net sales exceed $5,000,000 in any 12 month period.

The preferred stock contained an embedded beneficial conversion feature and the Company has recorded a deemed dividend on preferred stock in its financial statements for the year ended December 31, 2005. This non-cash dividend is to reflect the implied economic value to the preferred stockholders of being able to convert their shares into common stock at a price which is in excess of the fair value of the preferred stock. The fair value allocated to the preferred stock of $10,665,684 together with the original conversion terms were used to calculate the value of the deemed dividend on the preferred stock of $1,963,904 at the dates of issuance of the preferred stock. This fair value was calculated using the difference between the agreed upon conversion price of the preferred stock into shares of common stock of $2.25 and the fair market value of common stock on the dates of the transactions ranging from $2.49 to $4.00, as determined by the closing price as reported by the Over-the-Counter Bulletin Board. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the statement of operations to adjust our reported net loss to “loss available to common shareholders.”

7. Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for a significant portion of its operations. From December 11, 2003 through May 6, 2005, Circle F advanced an aggregate of $5,722,000 to the Company in funds on a continuing basis; $150,000 was advanced in December 2003, $4,033,000 was advanced in 2004 and $1,539,000 through May 6, 2005. On May 6, 2005, then outstanding advances from Circle F Ventures were converted into Series C preferred stock. Circle F also provided $350,000 of additional cash advances in July 2005, which remained outstanding at December 31, 2005. These advances bear no interest, are unsecured and contain no conversion features. As a result, the Company had imputed interest on the advances from Circle F at an interest rate of prime plus 2% (9.25% at December 31, 2005 and 7.00% at December 31, 2004) and recorded interest expense of $156,902 and $146,906 for 2005 and 2004, respectively, which was recorded as a contribution to equity as additional paid-in-capital.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

8. Common Stock and Common Stock Warrants

At December 31, 2005, the Company had 207,412 shares of common stock reserved for future issuance of stock options, 842,588 shares reserved for outstanding stock options and 488,419 shares reserved for outstanding warrants.

Warrants activity is summarized as follows:

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Balance outstanding at December 31, 2003	174,999	$2.00
Granted	—	—
Expired	—	—
Exercised	—	—

Balance outstanding at December 31, 2004	174,999	$2.00
Granted	313,420	$2.70
Expired	—	—
Exercised	—	—

Balance outstanding at December 31, 2005	488,419	$2.45

As of December 31, 2005, the Company had not yet issued 86,668 additional warrants to purchase common stock, which were earned as of year end. These warrants vest immediately and expire through June 2010.

9. Shareholder Rights Plan

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

In connection with the adoption of the Shareholder Rights Plan, the Company authorized 250,000 shares of series A junior preferred stock (the Preferred Stock). Subject to the rights of holders of any Senior Securities, if any, holders of the Preferred Stock are entitled to quarterly dividends

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

9. Shareholder Rights Plan (continued)

when, as, and if declared by the Board of Directors, in the amount of 1,000 times the aggregate per share amount of dividends paid to common stock shareholders. Each preferred stock share is entitled to 1,000 votes on all matters submitted to a vote of the shareholders of the Company. The Preferred Stock has liquidation preference over the Company’s common stock. The liquidation rate on the Preferred Stock is the greater of (a) $1,000 per share plus accrued dividends, whether or not earned or declared, or (b) an amount equal to 1,000 times the amount distributed to the common stock shareholders.

10. Leases

Operating Leases

The Company leases its office and research and development facility under an operating lease that runs through March 31, 2008. The lease contains a renewal option for an additional three years. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. The Company also leases certain office equipment under operating leases.

Total rent expense under operating leases was $154,402 and $126,123 for the years ended December 31, 2005 and 2004, respectively. Sublease rental income related to office facility month-to-month operating leases was $58,248 and $58,248 for the years ended December 31, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2005 are as follows:

Year ending December 31:
2006	$173,161
2007	174,597
2008	43,649

$391,407

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

10. Leases (continued)

Capital Lease

The Company has lease financing for equipment bearing imputed interest at the rate of 8% expiring July 7, 2010. The obligation is secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $25,574 and $2,557 at December 31, 2005. Amortization expense related to this obligation is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ended December 31:

2006	$6,222
2007	6,222
2008	6,222
2009	6,222
2010	3,112

Total	28,000
Less: amounts representing interest	(4,550)

Present value of future minimum lease payments	23,450
Less: current portion	(4,500)

Capital lease obligations, net of current portion	$18,950

11. Income Taxes

The Company, at December 31, 2005, had cumulative net operating loss carryforwards for tax purposes of approximately $19,800,000 plus research and development tax credit carryforwards of approximately $300,000. These carryforwards start to expire in 2009. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2005 are as follows:

2005
Deferred tax assets:
Net operating loss carryforwards	$7,323,000
Tax credit carryforwards	300,000
Book over tax depreciation	1,206,000
Other	77,000

Total deferred tax assets	8,906,000
Valuation allowance	(8,906,000)

$—

At December 31, 2005, the Company fully reserved its net deferred tax assets totaling $8,906,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

11. Income Taxes (continued)

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2005	2004
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	40%	40%

	(0.0)%	(0.0)%

The increase in the valuation allowance was $1,854,000 for the year ended December 31, 2005.

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

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2003	—	792,243	$3.01
Plan Authorization	257,757	—	—
Granted	(143,478)	143,478	3.93
Expired	1,530	(1,530)
Exercised	—	—	—

Balance at December 31, 2004	115,809	934,191	3.08
Granted	(128,250)	128,250	2.58
Expired	219,853	(219,853)	3.87
Exercised	—	—	—

Balance at December 31, 2005	207,412	842,588	$2.80

In accordance with the terms of the Securities Purchase Agreement with Circle F Ventures executed in August 2000, all options then held by current employees and current directors were amended so that the exercise price was equal to the average price per share paid by Circle F Ventures, LLC for the Series A preferred stock. Accordingly, the exercise price has been reduced

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

12. Stock Options (continued)

to $2.08 per share. This repricing has resulted in the plan being subject to variable accounting. The Company recognized $(202,804) and $(213,987) of compensation credit under variable accounting for stock options for the years ended December 31, 2005 and December 31, 2004, respectively.

The exercise price of options outstanding at December 31, 2005 ranged from $2.08 to $27.00 per share, as summarized in the following table:

	Options Outstanding		Weighted Average Remaining Contractual Life	Options Exercisable
Range of Exercise Price	Number	Weighted Average Exercise Price Per Share		Number	Weighted Average Exercise Price Per Share
$2.08	192,557	$2.08	5.0 years	192,557	$2.08
2.25	401,447	2.25	5.7 years	401,447	2.25
2.50	32,000	2.50	9.6 years	0	2.50
2.70	63,750	2.70	9.3 years	0	2.70
2.55	2,500	2.55	9.3 years	0	2.55
3.32	60,688	3.32	6.7 years	45,437	3.32
3.75	38,000	3.75	8.8 years	9,500	3.75
4.00	14,434	4.00	8.0 years	13,809	4.00
7.50	2,499	7.50	3.3 years	2,499	7.50
10.13	33,380	10.13	2.8 years	167	10.13
27.00	1,333	27.00	1.5 years	1,333	27.00

	842,588	$2.80	6.1 years	666,749	$2.40

The number of options exercisable at December 31, 2005 and 2004 was 666,749 and 551,362, respectively, at a weighted average exercise price per share of $2.40 and $2.53, respectively.

13. Technology Agreements

In July 1998, the Company entered into a patent license agreement with the Institute of Critical Care Medicine (ICCM), which provides the Company with the exclusive, worldwide right under ICCM’s pending and issued patents. In consideration for the technology, the Company paid ICCM minimum annual royalties of $400,000 in 2005 and 2004. After 2005, the Company may elect to continue to pay an annual minimum royalty of $400,000 for an exclusive license or to forego the minimum royalty payment and retain the license on a non-exclusive basis. The Company is obligated to pay ICCM a customary royalty equal to a percentage of sales, which varies depending on the selling price to the customer. No notice has been given to ICCM to forego the minimum royalty payment in the future. The Company is obligated to pay ICCM

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

13. Technology Agreements (continued)

royalties as long as the Company practices patented technology licensed under the ICCM patent license agreement. Currently licensed technology includes continuation patent filings having a remaining life of seventeen years.

ICCM royalties of $200,000 and $400,000 in 2005 and 2004, respectively, were reported in cost of goods sold. ICCM royalties of $200,000 in 2005 was reported in research and development expenses, reflecting termination of the Nellcor license agreement and efforts initiated to incorporate sublingual CO2 technology into future väsamed manufactured products.

14. Employee Benefit Plans

The Company has a 401(k) savings plan under which employees are eligible to participate after six months of service and attaining the age of 21. Employees may contribute up to the maximum amount that will not violate provisions of the plan or cause the plan to exceed the maximum amount allowable as a deduction to the employer. The Company, at its discretion, may make matching contributions equal to a percentage of the employee’s contribution. The Company did not contribute to the plan in 2005 or 2004.

15. Going Concern

Recurring net losses, including $4,888,153 in 2005, have resulted in an accumulated deficit of $92,261,059. The Company’s ability to continue as a going concern and the realization of its assets and the orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources. We estimate our projected total cash needs for 2006 to be $4,500,000 in addition to anticipated revenues from net sales. These projected total cash needs include expenditures for enhancements to and marketing of the AcQtrac and SensiLase Systems. Although the Company plans to raise equity pursuant to private placements of securities that will satisfy its cash requirements for the next 12 months, there can be no assurance that the Company will be successful.

16. Significant Customer Information

During the year ended December 31, 2005, revenue from one customer accounted for 56% of net revenues. During the year ended December 31, 2004, revenue from four customers accounted for 24%, 15%, 10% and 10% of net revenues. At December 31, 2005, one customer accounted for 67% of total accounts receivable.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

17. Stockholders’ Equity

Capital Stock Authorized

As of December 31, 2005, the Company is authorized to issue 30,000,000 shares of common stock, $0.01 par value per share and 5,000,000 shares of preferred stock, $0.01 par value per share, of which 4,333,334 shares have been designated as Series A convertible preferred stock, 250,000 shares have been designated as Series B convertible preferred stock, 115,000 shares have been designated Series C convertible preferred stock, 250,000 have been designated as Series A junior preferred stock and 51,666 were undesignated.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 4,333,334 shares of Series A convertible preferred stock, 4,333,334 of which are issued and outstanding and held by Circle F. Each share of Series A convertible preferred stock entitles the holder thereof to vote on all matters submitted to holders of common stock, and each share of Series A convertible preferred stock has the number of votes equal to the number of shares of common stock into which it may be converted. As a result of the one-for-six reverse split of common stock on September 13, 2002, each share of Series A convertible preferred stock is currently convertible into one-sixth share of common stock. Upon a liquidation, dissolution or winding of the Company, each holder of Series A convertible preferred stock is entitled to be paid, prior to any distribution or payment to holders of Series B convertible preferred stock or common stock, an amount equal to the weighted-average per share price at which the Company issued shares of Series A convertible preferred stock, or $0.346 per share. A sale of the Company will be deemed to be a liquidation, dissolution or winding up for this purpose.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 250,000 shares of Series B convertible preferred stock, 236,934 of which are issued and outstanding and held by Circle F. Each share of Series B convertible preferred stock entitles the holder thereof to vote on all matters submitted to holders of common stock, and each share of preferred stock has the number of votes equal to the number of shares of common stock into which it may be converted. Each share of Series B convertible preferred stock is currently convertible into five shares of common stock. Upon a liquidation, dissolution or winding up of the Company, each holder of Series B preferred stock is entitled to be paid, prior to any distribution or payment to holders of common stock, an amount equal to the per share price at which the Company issued shares of Series B convertible preferred stock, or $15.00 per share. A sale of the Company will be deemed to be a liquidation, dissolution or winding up for this purpose.

Series C Convertible Preferred Stock

The Company is authorized to issue up to 115,000 shares of Series C convertible preferred stock, 100,021 of which are issued and outstanding. Each share of Series C convertible preferred stock entitles the holder thereof to vote on all matters submitted to holders of common stock, and each shares of preferred stock has the number of votes equal to the number of shares of common stock

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

17. Stockholders’ Equity (continued)

into which it may be converted. Each share of Series C convertible preferred stock is currently convertible into forty shares of common stock. Upon a liquidation, dissolution or winding up of the Company, each holder of Series C preferred stock is entitled to be paid pari pursu with Series B preferred stock, prior to any distribution or payment to holders of common stock, an amount equal to the per share price at which the Company issued shares of Series C convertible preferred stock, or $90.00 per share. A sale of the Company will be deemed to be a liquidation, dissolution or winding up for this purpose.

18. Subsequent Event – Bridge Financing and Increase in Authorized Shares of Preferred C Stock

On February 6, 2006, the Company commenced a bridge financing, pursuant to which the Company plans to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the Notes terms prior to such date. The notes will be collateralized by a security interest in all of the Company’s assets, except for the Company’s intellectual property.

The notes will be convertible, at the option of the holders, into shares of the Company’s Series C preferred stock at a conversion price of $90.00 per share. All outstanding principal and, at the Company’s election, accrued interest under the Notes will automatically convert into shares of Series C preferred stock upon (i) the closing of a private placement of equity securities of the Company in one or more transactions with gross proceeds to the Company totaling at least $5 million, before deduction of commissions and expenses, or (ii) upon an acquisition of the Company or of all or substantially all of its assets. Each share of Series C preferred stock by its terms is initially convertible into 40 shares of the Company’s common stock at a conversion price of $2.25 per share. The conversion price of the Series C preferred stock is subject to adjustment as provided in the Certificate of Designation for the Series C preferred stock.

The Company will also issue to each purchaser of a note a warrant to purchase 10,000 shares of Common Stock for every $100,000 in principal of the note. The warrants are exercisable for a period of five years from the date of issuance. The initial warrant exercise price is $2.25 per share and is subject to adjustment if the Company issues securities at a price of less than $2.25 per share, subject to customary exceptions, as set forth in the warrant. The purchasers of the notes are also entitled to demand and piggyback registration rights with respect to the shares of common stock underlying the Series C preferred stock issuable upon conversion of the note and the common stock issuable upon exercise of the warrants.

The gross proceeds of the financing will be allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants will be valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory note using the straight-line method, which approximates the interest method. Through March 20, 2006, the Company has received gross proceeds of $2,316,000 pursuant to this financing and will issue related warrants for the purchase of 231,600 shares of common stock.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements (continued)

18. Subsequent Event – Bridge Financing and Increase in Authorized Shares of Preferred C Stock (continued)

In connection with the bridge financing, the Company executed an Agency Agreement with Fleming Securities, Inc., as agent. and agreed to: (i) pay the agent, a selling commission equal to 10% of the gross proceeds from the sales of the notes and warrants sold in this bridge financing; (ii) sell to the agent, for nominal consideration, ten-year warrants to purchase common stock at 120% of the exercise price of the warrants sold in this bridge financing, a number of shares of common stock equal to 10% of the number of shares of common stock that may be purchased pursuant to warrants sold in this bridge financing; (iii) pay the agent a non-accountable expense allowance equal to 3% of the gross proceeds from sales of notes and warrants in this bridge financing; and (iv) reimburse the agent for its accountable expenses of this bridge financing not to exceed $50,000.

In conjunction with the bridge financing on January 27, 2006, the Company filed a Certificate of Increase of Shares of Series C preferred stock with the Secretary of State of Delaware for the Company’s Series C preferred stock that increased the number of authorized shares of Series C preferred stock from 115,000 to 166,666.

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

Item 8B. OTHER INFORMATION

On March 31, 2006, Wesley G. Peterson and the Company entered into a Separation Agreement with respect to the termination of Mr. Peterson’s employment as Chief Financial Officer of the Company effective as of March 31, 2006. Pursuant to the Separation Agreement, Mr. Peterson will be entitled to receive a one time severance payment of $38,333.33. In addition, the Separation Agreement provides for the extension of the exercise period of 24,435 shares of vested stock options to March 31, 2008. The Separation Agreement also contains a release and other covenants by Mr. Peterson.

The foregoing summary of the Separation Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 10.31 to this annual report on Form 10-KSB.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, their ages and the offices held, as of March 20, 2006, are as follows:

Name	Age	Title
Paulita M. LaPlante	48	President, Chief Executive Officer and Director

Wesley G. Peterson	58	Chief Financial Officer, Vice President of Finance and Administration and Secretary

Victor Kimball	42	Chief Operating Officer

Kent Winger	47	Vice President of Operations

Richard B. Egen (2)	67	Director

Andrew T. Jay (1)	43	Director

Charles D. Snead, Jr. (1)(2)	73	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Paulita M. LaPlante has been our President and a Director since September 1998 and our Chief Executive Officer since December 1998. From June 1994 to September 1998, Ms. LaPlante served as our Vice President of Worldwide Sales, Marketing and Business Development and was Director of Marketing and Business Development from April 1992 to June 1994. She also served as our interim Vice President of Research and Development from January 1994 to September 1994. Ms. LaPlante served on the board of VidaMed, Inc. from November 1999 to August 2002, and has served on the board of Compex Rehabilicare from July 2005 to February 2006 and on the board of Qualigen, Incorporated, a privately held provider of blood testing systems, from January of 2004.

Wesley G. Peterson has been our Chief Financial Officer since January 1992, Vice President of Finance and Administration since June 1994 and Secretary since July 1992. He was also our Director of Finance and Administration from January 1992 to June 1994.

Victor Kimball has been our Chief Operating Officer since January 2006. From December 1998 to January 2006 Mr. Kimball was Vice President Strategic Planning and Business Development,

and was responsible for all Research and Development activities. From June 1997 to October 1988 Mr. Kimball was Director of Engineering and Business Development, and from January 1995 to June 1997, Director of Engineering, and from June 1992 to January 1995, Engineering Manager.

Kent Winger has been our Vice President of Operations since January 2006. From February 2000 through January 2006, Mr. Winger was our Director of Operations. Prior to that, Mr. Winger had been the Manager of Operations since June 1999 and joined us in February 1998 as our Engineering Manager. Prior to joining our company Mr. Winger had been the Manager of Operations, Cardiology Division at Boston Scientific Corporation since 1991.

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

Dr. Andrew T. Jay has been our Director since August 2005. Dr. Jay is the Managing Partner of the Medical Solutions Fund of Siemens Venture Capital. From 1999 to 2002, Dr. Jay was an analyst following the medical technology industry at Wachovia Securities, Inc. Dr. Jay is on the Board of Directors of U-Systems as well as Molecular Insight Pharmaceuticals and is a board observer at MDdatacor.

Mr. Snead, Mr. Egen and Dr. Jay are “independent” as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish Optical Sensors with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2005, none of our directors or officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act, except Circle F Ventures, LLC and its affiliates have informed us they have failed inadvertently to timely file a Form 3 and Form 4s for their purchases of Series C convertible preferred stock on May 6, 2005 and March 15, 2006, purchase of a convertible note and warrant on March 15, 2006, the issuance of warrants in connection with our private placement of Series C convertible preferred stock and bridge financing as well as all transactions since becoming a beneficial owner of greater than 10% of our common stock in 2000, all as reported on their correcting Form 5. Circle F Ventures, LLC and its affiliates did timely file a Schedule 13D and Schedule 13D/As since one or more of them became 5% beneficial owners of our company and have filed the appropriate corrective Forms required by Section 16 of the Exchange Act.

(c) Audit Committee Financial Expert

The Audit Committee currently consists of Mr. Snead (Chair) and Dr. Jay. All of the members of the Audit Committee are “independent” as defined by current Nasdaq listing standards and the rules of the Securities and Exchange Commission. In addition, our Board has determined that Mr. Snead is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

(d) Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our president and our chief financial officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.opsi.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within four business days following the amendment or waiver.

Item 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and those executive officers who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2005

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)
Paulita M. LaPlante President and Chief Executive Officer	2005 2004 2003	$180,000 180,000 180,000	$0 0 0	0 0 0

Victor Kimball Chief Operating Officer	2005 2004 2003	$139,650 139,650 139,600	$0 0 0	0 0 0

Wesley G. Peterson Chief Financial Officer, Vice President of Finance and Administration and Secretary	2005 2004 2003	$115,500 115,500 115,250	$0 0 0	0 0 0

Kent Winger Vice President, Strategic Planning and Product Development	2005 2004 2003	$108,160 108,160 106,700	$0 0 0	0 0 0

Terry Duesterhoeft (1) Vice President of Sales and Marketing	2005 2004 2003	$145,397 156,923 —	$0 24,000 —	0 52,739 —

(1)	Terry Duesterhoeft was hired as our Vice President of Sales and Marketing effective as of January 5, 2004. Terry Duesterhoeft resigned from his employment with us effective as of October 31, 2005.

Stock Option Grants

There were no stock options granted to the named executive officers in 2005.

Aggregated Option Exercises In

Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes the potential realizable value of the options held by our executive officers named above at December 31, 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Paulita M. LaPlante	177,137	$0	$0	$0
Victor Kimball	41,801	0	0	0
Wesley G. Peterson	70,299	0	0	0
Kent Winger	38,391	0	0	0
Terry Duesterhoeft(2)	13,184	0	0	0

(1)	Value based on the difference between the fair market value of the common stock on December 31, 2005 of $2.00 and the exercise price of the options. Options are in-the-money if the market price of the shares exceeds the option exercise price. As of December 31, 2005, all options held by our named executive officers were exercisable but not in-the-money.
(2)	Terry Duesterhoeft resigned from his employment with the Company effective as of October 31, 2005.

Director Compensation

Our directors receive no cash compensation for their services as members of the Board of Directors, although their out-of-pocket expenses incurred on our behalf are reimbursed. We do, however, periodically compensate our directors through the granting of stock options.

On August 10, 2005 in conjunction with his appointment to our Board of Directors, we granted Dr. Andrew Jay a non-statutory fully vested option to purchase 15,000 shares of common stock at an exercise price of $2.25 per share. We did not make any other option grants to non-employee directors during 2004 or 2005.

Change in Control Arrangements

In August 1999, our Board of Directors approved three new severance pay plans for our employees, including a severance pay plan for our executive officers. On November 10, 2004, our Board of Directors approved the termination of our three severance pay plans, which in accordance with the terms of the plans was effective on November 10, 2005, one year from the date of the approval of each plan’s termination.

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

We have reserved a maximum of 1,050,000 shares of common stock for issuance under the 2003 Plan, less (x) the number of shares subject to awards outstanding, as of the effective date of the 2003 Plan, under the Company’s 1989 Omnibus Stock Option Plan and the Company’s 1993 Stock Option Plan, plus (y) the number of shares in the foregoing clause (x) which are not thereafter issued or are forfeited and which would otherwise have become available for issuance under the terms of such plans. Under the terms of the 2003 Plan, we generally may not grant option awards relating to more than 100,000 shares of common stock to any participant during any calendar year. As of December 31, 2005, options to purchase an aggregate of 842,588 shares of common stock were outstanding under the option plan and a total of 207,412 shares of common stock remained available for grant. As of December 31, 2005, the outstanding options under the plan were exercisable at an average price $2.80 per share of common stock.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us with respect to the beneficial ownership of each class of our capital stock as of March 20, 2006 for (1) each person known by us to beneficially own more than 5% of any class of our voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading “Management”, (3) each of our directors, and (4) all of our executive officers and directors as a group. Except as otherwise indicated, we believe that each of the beneficial owners of our capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

	Shares of Series A Convertible Preferred Stock (1)		Shares of Series B Convertible Preferred Stock (1)		Shares of Series C Convertible Preferred Stock (1)		Shares of Common Stock (1)
Name	Amount	Percent of Class (2)	Amount	Percent of Class (2)	Amount	Percent of Class (2)	Amount	Percent of Class (2)
Circle F Ventures, LLC, Circle F Ventures II, LLC and Hayden R. Fleming (3)	4,333,334	100.0%	236,934	100.0%	70,575	67.9. %	6,859,685	75.23%
Bruce Barth (4)	0	0.0%	0	0.0%	16,668	16.0%	666,720	14.90%
Richard B. Egen (5)	0	0.0%	0	0.0%	0	0.0%	44,149	1.15%
Andrew Jay (6)	0	0.0%	0	0.0%	0	0.0%	15,000	*
Charles D. Snead, Jr. (7)	0	0.0%	0	0.0%	0	0.0%	44,382	1.15%
Paulita M. LaPlante (8)	0	0.0%	0	0.0%	0	0.0%	177,484	4.45%
Victor Kimball (9)	0	0.0%	0	0.0%	0	0.0%	42,365	1.10%
Wesley G. Peterson (10)	0	0.0%	0	0.0%	0	0.0%	73,594	1.90%
Kent Winger (11)	0	0.0%	0	0.0%	0	0.0%	38,391	1.00%
Terry J. Duesterhoeft (12)	0	0.0%	0	0.0%	0	0.0%	0	0.0%
All directors and executive officers as a group (seven persons) (13)	0	0.0%	0	0.0%	0	0.0%	435,365	10.27%

*	Less than 1% of the outstanding shares.

(1)	Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options but are not deemed outstanding for computing the percentage of any other person or group. Each share of Series A convertible preferred stock is currently convertible into one-sixth of a share of common stock, each share of Series B convertible preferred stock is currently convertible into five shares of common stock and each share of Series C convertible preferred stock is currently convertible into forty shares of common.
(2)	Based on 3,808,289 shares of common stock, 4,333,334 shares of Series A convertible preferred stock outstanding, 236,934 shares of Series B convertible preferred stock outstanding and 107,799 shares of Series C convertible preferred stock outstanding as of March 20, 2006.
(3)	Based on Schedule 13D/A filed by Circle F March 17, 2006. Includes 23,412 shares held by an individual retirement account for the benefit of Mr. Fleming’s spouse, 3,333 shares held by an individual retirement account for the benefit of Mr. Fleming and 639,427 shares are owned by a trust for the benefit of Mr. Fleming and his wife. Of the shares owned by the trust, 33,333 shares are issuable upon the exercise of a warrant and 339,840 shares issuable upon the conversion of 8,496 shares of Series C convertible preferred stock. The Trust also holds a $100,000 convertible promissory note that is convertible into 1,111 shares of Series C convertible preferred stock, which in turn are convertible into 44,440 shares of common stock. Also includes 1,259,328 shares of common stock, 83,333 shares issuable upon the exercise of a warrant, 722,222 shares issuable upon the conversion of 4,333,334 shares of Series A convertible preferred stock, 281,665 shares issuable upon the conversion of 56,333 shares of Series B convertible preferred stock and 206,280 shares issuable upon the conversion of 5,157 shares of Series C convertible preferred stock held by Circle F Ventures, LLC. Also includes 903,005 shares issuable upon the conversion of 180,601 shares of Series B convertible preferred stock and 2,276,880 shares issuable upon the conversion of 56,922 shares of Series C convertible preferred stock held by Circle F Ventures II, LLC. Also includes 460,800 shares issuable upon the exercise of warrants held by Fleming Securities, Inc. Mr. Fleming is the managing member of Circle F Ventures, LLC and Circle F Ventures II, LLC. The address of Circle F and Mr. Fleming is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255. See “Certain Relationships and Related Transactions.”
(4)	Based on Schedule 13D/A filed by Bruce Barth on August 8, 2005. Includes 466,720 shares of common stock issuable upon the conversion of 11,668 shares of Series A convertible preferred stock held by Barth Investment Company II, LP. Also includes 200,000 shares of common stock issuable upon the conversion of 5,000 shares of Series A convertible preferred stock held by the Bruce Barth Roth IRA. The address of Bruce Barth is 10863 E. Purple Aster Way, Scottsdale, Arizona 85262.
(5)	Includes 44,149 shares issuable upon exercise of outstanding stock options held by Mr. Egen.
(6)	Includes 15,000 shares issuable upon exercise of outstanding stock options held by Dr. Jay.
(7)	Includes 44,149 shares issuable upon exercise of outstanding stock options held by Mr. Snead.
(8)	Includes 177,137 shares issuable upon exercise of outstanding stock options held by Ms. LaPlante.
(9)	Includes 41,801 shares issuable upon exercise of outstanding stock options held by Mr. Kimball.
(10)	Includes 70,299 shares issuable upon exercise of outstanding stock options held by Mr. Peterson, 23,747 shares of which are subject to a marital lien.
(11)	Includes 38,391 shares issuable upon exercise of outstanding stock options held by Mr. Winger.
(12)	Mr. Duesterhoeft resigned as Vice President of Sales and Marketing effective October 31, 2005.

(13)	Includes shares beneficially owned by affiliates of our officers and directors, but does not include any shares beneficially owned by Circle F or Hayden R. Fleming. Also includes 430,926 shares issuable upon exercise of outstanding stock options held by officers and directors. The address for all current directors and executive officers is our executive offices: 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under our 1989 Omnibus Stock Option Plan, as amended, our Amended and Restated 1993 Stock Option Plan and our 2003 Stock Option Plan as of December 31, 2005. Options granted in the future under the plan are within the discretion of the Company’s Compensation Committee and therefore cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	842,588	$2.80	207,412

Equity compensation plans not approved by security holders	0	N/A	0

Total	842,588	$2.80	0

As of December 31, 2005, our only equity compensation plans were the 1989 Omnibus Stock Option Plan, as amended, the Amended and Restated 1993 Stock Plan and the 2003 Stock Option Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Between December 11, 2003 and May 6, 2005, Circle F had advanced $5,722,000 to us, $150,000 in 2003, $4,033,000 in 2004, and $1,889,000 in 2005. These advances were unsecured, bore no interest and contained no conversion features. On May 6, 2005, we entered into a Stock Purchase Agreement pursuant to which Circle F converted an aggregate of $5,722,000 in cash advances into 63,577 shares of our Series C preferred stock at a conversion price of $90.00 per share. Circle F also purchased 3,109 shares of our Series C preferred stock at a purchase price of $90.00 per share and an aggregate purchase price of $279,810, in payment for $54,810 in interest and $225,000 in fees in conjunction with the sale of Series C preferred stock owed by us to Circle F. Each share of Series C preferred stock is currently convertible into forty shares of our common stock.

In connection with the issuance of the Series C preferred stock, the Company issued Fleming Securities, Inc. five-year warrants to purchase 313,420 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $2.70, subject to adjustment for issuances of certain other securities below the then current exercise price and in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, with respect to additional purchases of Series C preferred stock under the Stock Purchase Agreement, if any, the Company agreed to issue Fleming Securities, Inc. a warrant or warrants for a number of shares of common stock equal to 10% of the shares issuable upon conversion of the Series C Preferred Stock sold through Fleming Securities, Inc. to investors at a per share exercise price of $2.70. As of March 15, 2006, Fleming Securities earned, but had not been issued, additional warrants to purchase 102,228 shares of common stock. If Fleming Securities, Inc. exercises these issued and unissued warrants in full the Company would receive an additional $1,122,250 in cash proceeds.

Between May 6, 2005 and March 20, 2006, Circle F has advanced an aggregate of $600,000 in funds to us, $350,000 in 2005 and $250,000 in 2006. These advances are unsecured, bear no interest and contain no conversion features. On March 15, 2006, Circle F converted $350,000 into Series C preferred stock under the May 6, 2005 Stock Purchase Agreement and purchased a $100,000 convertible note and warrant as part of the bridge financing. The balance of $150,000 remains as an advance that may become part of the bridge financing or be repaid from the proceeds of such financing.

On February 6, 2006, we commenced a bridge financing, pursuant to which we plan to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the notes’ terms prior to such date. The notes will be secured by a security interest in all of our assets, except for our intellectual property.

In connection with the bridge financing, we executed an Agency Agreement with Fleming Securities, Inc., as agent, and agreed to: (i) pay the agent, a selling commission equal to 10% of the gross proceeds from the sales of the notes and warrants sold in this bridge financing; (ii) sell to the agent, for nominal consideration, ten-year warrants to purchase common stock at 120% of the exercise price of the warrants sold in this bridge financing, a number of shares of common stock equal to 10% of the number of shares of common stock that may be purchased pursuant to warrants sold in this bridge financing; (iii) pay the agent a non-accountable expense allowance equal to 3% of the gross proceeds from sales of notes and warrants in this bridge financing; and (iv) reimburse the agent for its accountable expenses of this bridge financing not to exceed $50,000.

Charles D. Snead, Jr., one of our directors, is a consultant and attorney for Circle F Ventures, LLC, Circle F Ventures II, LLC and Hayden R. Fleming and their affiliates and related companies.

PART IV

Item 13. EXHIBITS.

The exhibits to this report are listed in the Exhibit Index on pages 63 to 68 below. A copy of the exhibits referred to above will be furnished at a reasonable cost to any stockholder, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Optical Sensors Incorporated, 7615 Golden Triangle Drive, Suite C, Technology Park VI, Minneapolis, Minnesota 55344; Attn: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB pursuant to Item 13(a):

A.	1989 Omnibus Stock Option Plan, as amended.

B.	Amended and Restated 1993 Stock Option Plan.

C.	Form of Non-Statutory Stock Option Agreement for Non-employees pursuant to 1993 Stock Option Plan.

D.	Form of Non-Statutory Stock Option Agreement for Non-employee Directors pursuant to 1993 Stock Option Plan.

E.	Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan.

F.	2003 Stock Option Plan.

G.	Form of Non-Statutory Stock Option Agreement pursuant to 2003 Stock Option Plan.

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Ernst & Young LLP and Virchow, Krause & Company, LLP for the fiscal years ended December 31, 2005 and 2004. All services rendered by Ernst & Young LLP and Virchow, Krause & Company, LLP were permissible under applicable laws and regulations, and all services provided were approved in advance by the audit committee in accordance with the rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002. Our Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved, and our Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

	Aggregate Amount Billed by Virchow, Krause & Company LLP ($)		Aggregate Amount Billed by Ernst & Young LLP ($)
Services Rendered	2005	2004	2005	2004
Audit Fees (1)	$64,980	$51,090	$5,925	$34,950
Audit-Related Fees	0	0	0	0
Tax Fees (2)	8,500	0	0	8,000
All Other Fees	0	0	0	0

(1)	These fees consisted of the annual audit of our financial statements for the applicable year, and the reviews of our financial statements included in our Form 10-QSB’s for the first, second and third quarters of the applicable year. In 2005 and 2004, these fees also included reviews of a registration statement, and SB-2 amendments and filings.
(2)	These fees related to corporate tax compliance services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Dated: March 31, 2006	By:	/s/ Paulita M. LaPlante
Paulita M. LaPlante
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Paulita M. LaPlante Paulita M. LaPlante	President, Chief Executive Officer and Director (principal executive officer)

/s/ Wesley G. Peterson Wesley G. Peterson	Chief Financial Officer, Vice President of Finance and Administration and Secretary (principal financial and accounting officer)

/s/ Richard B. Egen Richard B. Egen	Director

/s/ Charles D. Snead, Jr. Charles D. Snead, Jr.	Director

/s/ Andrew T. Jay Andrew T. Jay	Director

OPTICAL SENSORS INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.3 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

3.2	Amendment to Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(i) contained in the Company’s Registration Statement on Form 8-A12G/A dated September 16, 2002 (File No. 0-27600).

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock.	Incorporated by reference to Exhibit 3.2 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27600).

3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27600).

3.5	Bylaws of the Company, as amended.	Incorporated by reference to Exhibit 3.3 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-27600).

3.5	Certificate of Designation of Rights and Preferences of Series B Preferred Stock.	Incorporated by reference to Exhibit 3.1 contained in the Company’s Current Report on Form 8-K filed June 24, 2003 (File No. 0-27600).

3.6	Certificate of Decrease of Shares of Series A Preferred Stock.	Incorporated by reference to Exhibit 3.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-27600).

3.7	Certificate of Designation of Rights and Preferences of Series C Preferred Stock.	Incorporated by reference to Exhibit 3.2 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-27600).

3.8	Certificate of Correction to Certificate of Designation of Rights and Preferences of Series C Preferred Stock.	Incorporated by reference to Exhibit 3.3 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-27600).

3.8	Certificate of Increase of Shares of Series C Preferred Stock.	Incorporated by reference to Exhibit 3.1 contained in the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 0-27600).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

4.2	Warrant Dated August 31, 1995 issued to Comdisco, Inc.	Incorporated by reference to Exhibit 4.9 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

4.3	Rights Agreement dated as of December 3, 1996 between the Company and Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated December 3, 1996 (File No. 0-27600).

4.4	Amendment No. 1 to Rights Agreement dated as of March 10, 2000 between the Company and Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated March 10, 2000 (File No. 0-27600).

4.5	Amendment No. 2 to Rights Agreement dated as of August 8, 2000 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-27600).

4.6	Amendment No. 3 to Rights Agreement dated as of April 19, 2001 between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27600).

4.7	Amendment No. 4 to Rights Agreement, dated as of September 13, 2002, between the Company and Wells Fargo Bank Minnesota N.A., the successor of Norwest Bank Minnesota, N.A.	Incorporated by reference to Exhibit 4.5 contained in the Company’s Registration Statement on Form 8-A12G/A dated September 16, 2002 (File No. 0-27600).

4.8	Warranted dated May 6, 2005 issued to Fleming Securities, Inc.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-27600).

4.9	Form of Warrant to Purchase Common Stock under Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 0-27600).

10.1	Lease dated October 7, 1991 between Registrant and First Industrial L.P. (successor to MIG Kappa III Companies)	Incorporated by reference to Exhibit 10.1 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.2	First Amendment to Lease Agreement dated April 26, 1996 between First Industrial Financing Partnership, L.P. and the Company.	Incorporated by reference to Exhibit 10.21 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27600).

10.3	Second Amendment to Lease Agreement, dated April 14, 1997, between First Industrial Financing Partnership, L.P. and the Company.	Incorporated by reference to Exhibit 10.21 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-27600).

10.4	Third Amendment to Lease Agreement dated September 3, 1999 between First Industrial Financing Partnership, L.P. and the Company	Incorporated by reference to Exhibit 10.25 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-27600).

10.5	Fourth Amendment to Lease Agreement dated June 1, 2000 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.18 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27600).

10.6	Fifth Amendment to Lease Agreement dated March 28, 2001 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.33 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27600).

10.7	Sixth Amendment to Lease Agreement effective January 7, 2002 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.34 contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27600).

10.8	1989 Omnibus Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.11 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.9	Amended and Restated 1993 Stock Option Plan (as of July 26, 2001)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-27600).

10.10	Form of Non-Statutory Stock Option Agreement for Nonemployees pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.21 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.11	Form of Non-Statutory Stock Option Agreement for Nonemployee Directors pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.18 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.12	Form of Incentive Stock Option Agreement for Employees pursuant to 1993 Stock Option Plan	Incorporated by reference to Exhibit 10.19 contained in the Company’s Registration Statement on Form S-1 (File No. 33-99904).

10.13	Patent License Agreement dated July 20, 1998 between the Company and the Institute of Critical Care Medicine (1)	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-27600).

10.14	Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-27600).

10.15	Amendment No. 1, dated August 15, 2000 to Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.20 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27600).

10.16	Amendment No. 2, dated April 19, 2001 to Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 0-27600).

10.17	Development and License Agreement, dated September 28, 2001, between the Company and Nellcor Puritan Bennett, Inc. (1)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2001 (File No. 0-27600).

10.18	Asset Purchase Agreement, dated October 1, 2002, among Optical Sensors Incorporated, Vasamedics LLC, John Borgos and Ramon Diaz	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (File No. 0-27600).

10.19	Stock Purchase Agreement, dated as of June 23, 2003, by and among the Company, Circle F Ventures, LLC and Circle F Ventures II, LLC	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed June 24, 2003 (File No. 0-27600).

10.20	2003 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (File No. 0-27600).

10.21	Form of Non-Statutory Stock Option Agreement pursuant to 2003 Stock Option Plan.	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 0-27600).

10.22	Asset Purchase Agreement, dated April 14, 2004, between Optical Sensors Incorporated and SORBA Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed May 17, 2004 (File No. 0-27600).

10.23	Stock Purchase Agreement, dated May 6, 2005, by and among the Company, Circle F Ventures, LLC, Circle F Ventures II, LLC, the Hayden R. Fleming and LaDonna M. Fleming Revocable Trust and certain investors.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-27600).

10.24	Joinder Agreement to Stock Purchase Agreement by and between Optical Sensors Incorporated and Barth Investment Company II, LP dated June 15, 2005.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed June 21, 2005 (File No. 0-27600).

10.25	Termination Agreement and Mutual Release, dated as of July 8, 2005, between the Company and Nellcor Puritan Bennett Incorporated (1)	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-27600).

10.26	Eighth Amendment to Lease Agreement dated June 30, 2005 between First Industrial L.P. and the Company	Incorporated by reference to Exhibit 10.2 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-27600).

10.27	Form of Note and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 0-27600).

10.28	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 0-27600).

10.29	Form of Security Agreement	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K filed February 7, 2006 (File No. 0-27600).

10.30	Agency Agreement with Fleming Securities, Inc.	Filed electronically herewith.

10.31	Separation Agreement, dated March 31, 2006, with Wesley G. Peterson.	Filed electronically herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(1)	Confidential treatment has been granted by the Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.