Form 10QSB
period 2006-03-31
OPTICAL SENSORS INC
filed 2006-05-05
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of May 2, 2006, the Issuer had 3,810,193 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):     ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

	March 31, 2006	December 31,2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$1,535,384	$1,328
Accounts receivable, net	460,425	480,285
Inventories	538,300	449,028
Prepaid expenses and other current assets	59,381	38,929

Total current assets	2,593,490	969,570

Property and equipment, net	250,376	253,084

Debt Issuance Costs	636,536	—
Patents, net of accumulated amortization of $458,223 and $451,250	365,934	367,866
Other assets	9,723	9,723

Total other assets	1,012,193	377,589

Total assets	$3,856,059	$1,600,243

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$300,000	$350,000
Amounts payable to shareholder for financing costs	357,080	—
Accounts payable	215,937	191,735
Employee compensation	167,297	253,453
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	58,740	50,324
Deferred revenues	36,338	36,338
Accrued interest payable	17,503	—
Obligation under capital lease, current portion	4,900	4,500

Total current liabilities	1,257,795	986,350
Convertible notes payable, net of unamortized discount of $1,261,314	1,254,686	—
Obligations under capital lease, less current portion	17,087	18,950

Total liabilities	2,529,568	1,005,300

Shareholders’ equity:
Preferred stock, par value $0.01 per share; Authorized shares – 5,000,000
Issued and outstanding shares – Series A – 4,333,334; liquidation preference $1,500,000 Series B – 236,934; liquidation preference $3,554,005; Series C – 103,910 and 100,021; liquidation preference - $9,351,900 and $9,001,890	46,742	46,703
Common stock, par value $0.01 per share; Authorized shares – 30,000,000
Issued and outstanding shares –3,810,193 and 3,808,289	38,102	38,083
Additional paid-in capital	94,844,501	92,778,470
Accumulated deficit	(93,598,021)	(92,261,059)
Unearned compensation	(4,833)	(7,254)

Total shareholders’ equity	1,326,491	594,943

Total liabilities and shareholders’ equity	$3,856,059	$1,600,243

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues:
Sales	$456,589	$204,568
Product development fees	—	6,400
Royalties	—	62,500

Total revenues	456,589	273,468

Costs and expenses:
Cost of goods sold	401,049	347,626
Research and development expenses	411,707	364,556
Selling, general and administrative expenses	829,361	512,885

Total costs and expenses	1,642,117	1,225,067

Operating loss	(1,185,528)	(951,599)

Interest income (expense), net	(47,545)	(97,202)
Other income (expense), net	(2,775)	(1,000)

	(50,320)	(98,202)

Net loss	(1,235,848)	(1,049,801)

Imputed preferred stock dividends	(101,114)	—

Loss attributable to common shareholders	$(1,336,962)	$(1,049,801)

Loss per Share:
Basic and diluted	$(.32)	$(.29)
Loss attributable to common shareholders per share:
Basic and diluted	$(.35)	$(.29)

Shares used in calculation of net loss per share:
Basic and diluted	3,808,522	3,633,289

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(1,235,848)	$(1,049,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,050	33,987
Non-cash compensation expense (credit) on stock options	40,800	(98,194)
Imputed interest on advances from shareholder	13,767	97,280
Amortization of original issue discount on notes payable	17,831	—
Impairment of patents	—	3,610
Changes in operating assets and liabilities:
Accounts receivable	19,860	52,130
Inventories	(89,272)	(33,227)
Prepaid expenses, other current assets and other assets	(20,452)	(62,055)
Accounts payable and accrued expenses	(36,035)	(4,449)

Net cash used in operating activities	(1,250,299)	(1,060,719)

Investing activities
Purchases of property and equipment, net	(19,590)	(24,443)
Payments for patents	(14,820)	(82,765)

Net cash used in investing activities	(34,410)	(107,208)

Financing activities
Proceeds from issuance of convertible notes payable	2,416,000	—
Advances from shareholder	400,000	1,335,000
Net proceeds from exercise of common stock options	4,228	—
Payments on capital lease obligation	(1,463)	—

Net cash provided by financing activities	2,818,765	1,335,000

Increase in cash	1,534,056	167,073
Cash at beginning of period	1,328	8,759

Cash at end of period	$1,535,384	$175,832

Non- cash activity
Conversion of advances from shareholder into Series C preferred stock	$350,000	—

Conversion of advance from shareholder into convertible notes payable	$100,000	—

Recording of debt issuance costs for convertible notes payable-
Additional paid-in capital	$279,456
Amounts payable to shareholder for financing costs	357,080	—

Total Debt Issuance Costs	$636,536	—

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Notes to Financial Statements

(Unaudited)

March 31, 2006

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2005.

Net Loss Per Share:

The net loss per share has been computed in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. All potential common shares which might result from the exercise of stock options or warrants, or the conversion of convertible preferred stock and convertible promissory notes have been excluded from the computation of diluted net loss per share for the applicable periods presented because the effect would have been anti-dilutive.

Note B - Stock-Based Compensation

The Company’s 2003 Stock Option Plan provides for the issuance of incentive and non-qualified stock options to employees, directors and consultants. This plan is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 12 of the Company’s financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2005 for additional information related to the stock option plan.

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2006, total stock-based compensation expense of $38,379 was included in selling, general and administrative expenses. The weighted average fair value of options granted during the three months ended March 31, 2006 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

Three Months Ended March 31, 2006
Weighted average fair value of grants	$1.55
Expected volatility	112.86%
Dividend yield	0%
Risk-free interest rate	4.625%
Expected term in years	2

The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. An estimated forfeiture rate of 10% will be used for options granted in 2006, which estimate is considered to be a reasonable indicator of future performance in the opinion of management.

In August 2000, all options then held by current employees and directors were repriced to equal the average price paid by Circle F Ventures LLC for the Series A preferred stock, which amount was $2.08 per share. As a result, the plan was subject to variable accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. With the adoption of SFAS No.123R, the Company will no longer be subject to this variable accounting for those options which are fully vested.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three months ended March 31, 2005.

2005
Net loss as reported	$(1,049,801)
Add: stock-based compensation cost (credit) included in the determination of net loss as reported	(98,194)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(93,246)

Pro forma net loss	$(1,241,241)

Net basic and diluted loss per share:
As reported	$(.29)
Pro forma	$(.34)

Note C – Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Finished goods	$335,800	$203,213
Raw materials	202,500	245,815

	$ 538,300	$449,028

Note D – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Leased equipment	$1,157,989	$1,157,989
Research and development equipment	836,704	836,704
Leasehold improvement	340,802	340,802
Furniture and equipment	369,957	352,732
Production equipment	524,816	524,815
Marketing equipment	54,191	52,096

	3,284,459	3,265,138
Less accumulated depreciation	(3,034,083)	(3,012,054)

	$250,376	$253,084

Note E – Exclusive License Agreement

The Company has a patent license agreement with the Institute of Critical Care Medicine (ICCM) pursuant to which the Company pays an annual minimum royalty of $400,000 for the exclusive worldwide rights under ICCM’s pending and issued patents to use our technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus to aid in the diagnosis and monitoring of shock. The license agreement also requires payment of a customary royalty equal to a percentage of sales.

The Company had licensed Nellcor in 2001 to be the exclusive worldwide manufacturer and distributor of a product which used this technology. That license was terminated in July 2005 and the Company issued Nellcor 175,000 shares of the Company’s common stock for a total value of $437,500. The Company received royalty payments from Nellcor of $62,500 in the first quarter of 2005, which are reflected in the Statement of Operations for that period.

Note F – Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. From March 2000 through March 31, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. During the quarter ended March 31, 2006, the Company had outstanding advances of

$350,000 from Circle F which were converted into the purchase of Series C preferred stock. In the first quarter of 2006, Circle F advanced us an additional $400,000. Of this amount, $100,000 was converted into the purchase of promissory notes and the remaining $300,000 is reflected as an outstanding advance at March 31, 2006. These advances bear no interest, are unsecured and contain no conversion features. The Company has imputed interest on the advances from Circle F at an interest rate of prime plus 2% (9.50% at March 31, 2006) and recorded interest expense of $13,734 for the quarter ended March 31, 2006, which was recorded as a contribution to equity as additional paid-in-capital.

Note G – Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $16,752 and $19,107 for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2005 is as follows:

Year ending December 31:
2006	$67,009
2007	60,274
2008	44,338
2009	14,424
2010	3,760

$189,805

Note H – Bridge Financing and Increase in authorized Shares of Preferred C Stock

On February 6, 2006, the Company commenced a bridge financing, pursuant to which the Company plans to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the Notes terms prior to such date. The notes are collateralized by a security interest in all of the Company’s assets, except for the Company’s intellectual property.

The notes are convertible, at the option of the holders, into shares of the Company’s Series C preferred stock at a conversion price of $90.00 per share. All outstanding principal and, at the Company’s election, accrued interest under the Notes will automatically convert into shares of Series C preferred stock upon (i) the closing of a private placement of equity securities of the Company in one or more transactions with gross proceeds to the Company totaling at least $5 million, before deduction of commissions and expenses, or (ii) upon an acquisition of the Company or of all or substantially all of its assets. Each share of Series C preferred stock by its terms is initially convertible into 40 shares of the Company’s common stock at a conversion price of $2.25 per share. The conversion price of the Series C preferred stock is subject to adjustment as provided in the Certificate of Designation for the Series C preferred stock.

Each purchaser of a note also receives a warrant to purchase 10,000 shares of common stock for every $100,000 in principal of the note. The warrants are exercisable for a period of five years from the date of issuance. The initial warrant exercise price is $2.25 per share and is subject to adjustment if the Company issues securities at a price of less than $2.25 per share, subject to customary exceptions, as set forth in the warrant. The purchasers of the notes are also entitled to demand and piggyback registration rights with respect to the shares of common stock underlying the Series C preferred stock issuable upon conversion of the note and the common stock issuable upon exercise of the warrants.

Through March 31, 2006, the Company has received gross proceeds of $2,516,000 pursuant to this financing and issued related warrants for the purchase of 251,600 shares of common stock. The gross proceeds of the financing were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock and warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. The allocation of the gross proceeds of the convertible notes payable is summarized below as of March 31, 2006:

Proceeds received from convertible notes payable	$2,516,000
Value of 251,600 warrants allocated to additional paid in capital	(381,706)
Value of beneficial conversion of notes payable allocated to additional paid in capital	(897,439)

Convertible note payable, net of original issue discount	1,236,855
Amortization of original issue discount	17,831

Convertible note payable, net	$1,254,686

In connection with the bridge financing, the Company executed an Agency Agreement with Fleming Securities, Inc., a broker dealer affiliated with Circle F, and agreed to: (i) pay the agent, a selling commission equal to 10% of the gross proceeds from the sales of the notes and warrants sold in this bridge financing; (ii) sell to the agent, for nominal consideration, ten-year warrants to purchase common stock at 120% of the exercise price of the warrants sold in this bridge financing, a number of shares of common stock equal to 10% of the number of shares of common stock that may be purchased pursuant to warrants sold in this bridge financing; (iii) pay the agent a non-accountable expense allowance equal to 3% of the gross proceeds from sales of notes and warrants in this bridge financing; and (iv) reimburse the agent for its accountable expenses of this bridge financing not to exceed $50,000. The Company has estimated the fees and value of the warrants as of March 31, 2006 and recorded debt issuance costs of $636,536 which will be amortized over the life of the related notes as additional interest expense. Fleming Securities has the right to receive warrants to purchase 111,822 shares of common stock at a price of $2.70 per share as a result of its role as agent in this financing.

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

Overview

We develop, manufacture and market low-cost, noninvasive peripheral and cardio vascular diagnostic systems for hemodynamic assessment. Currently, we manufacture and sell SensiLaseTM PAD 3000 skin perfusion pressure and pulse volume waveform diagnostic systems for quantitative evaluation of small vessel disease in patients with chronic foot ulcers, diabetes and other peripheral arterial disease. Skin Perfusion Pressure (SPP) delivers a valuable diagnostic tool by measuring blood flow to capillaries to determine microvascular health. SPP is particularly useful for applications such as wound healing prediction, amputation planning and microvascular assessment.

In August 2005, we released the AcQtrac™ System for sale. AcQtrac is a noninvasive, clinically proven hemodynamic monitoring system that relies on impedance cardiography (ICG) technology to provide the data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. We have trademarked the professional term “CardiovasculogramTM” and the lay term “HeartPrintTM” to describe the unique waveform generated by the AcQtrac System. Completely non-invasive, we believe that the AcQtrac System, augmented by other noninvasive technologies that we have or are developing, will provide reliable information for optimal diagnosis and drug therapy management. Our technology has broad patent protection and versatile utility. We are developing applications of our tissue capnometry technology that are specifically relevant to cardiac function and we will use it to position our AcQtrac System as one of the most effective cardiovascular hemodynamic platforms available

Since 2000, we have funded our operations through a series of stock offerings, bridge financings and shareholder advances. These financings have been led by a group of affiliated organizations that we sometimes collectively refer to as “Circle F”, which group includes Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates, including Fleming Securities, Inc. As of March 31, 2006, Circle F beneficially owns approximately 74.83% of our common stock including convertible notes, warrants and shares of Series A preferred stock, Series B preferred stock and Series C preferred stock that are convertible into common stock.

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

To address our cash needs we commenced a bridge financing in February 2006, pursuant to which we plan to issue convertible promissory notes with detachable warrants in a private placement up to aggregate principal amount of $4,500,000. As of March 31, 2006, we had sold $2,516,000 in convertible promissory notes, $100,000 of which was purchased by Circle F. There can be no assurance that we will sell the remaining portion of convertible notes in our bridge financing or that we will be able to obtain additional loans, equity investments or funding from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Patents and Impairment Review

At March 31, 2006, we reported patents on our balance sheet, net of amortization, of $365,934. Accumulated amortization was $458,223 at March 31, 2006. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we elect to abandon patents in the future, potential non-cash future losses may be recorded to the extent of the carrying value at March 31, 2006 of $365,934. We recorded patent impairment of $3,610 in the first quarter of 2005.

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

Results of Operations

Revenues increased $183,121, or 67%, to $456,589 in 2006. Our revenues principally consist of sales of our SensiLase™ products in 2006. In the first quarter of 2005, we reported $6,400 of revenues from third party product development fee revenue and $62,500 of royalty revenue under the agreement with Nellcor, which terminated in July 2005. Approximately 79% of revenues in the first quarter of 2006 came from a single customer, compared to 22% of revenues for the first quarter of 2005. We expect to continue to be dependent on a single customer for the majority of our sales in the second and third quarters of 2006, as we are attempting to expand our distribution of our products.

Cost of goods sold for 2006 increased $53,423 to $401,049, or 15%, from $347,626 in 2005. The following table summarizes the components of cost of goods sold for the three months ended March 31:

Cost of Goods Sold

	2006	2005
Product costs	$401,049	$246,391
Royalty payments to ICCM	—	100,000
Cost of product development	—	1,235

	$401,049	$347,626

Cost of goods sold for the period ended March 31, 2005 included $100,000 in minimum royalty payments to ICCM and $1,235 related to the cost of third party development fees. The ICCM royalty derives from the patent license agreement to use our carbon dioxide (CO2) sensor technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus. We reported the ICCM royalty as cost of sales prior to terminating the manufacturing license agreement with Nellcor in July 2005. While we continue to make quarterly payments of $100,000 to ICCM, this amount has been classified as research and development expense since July 2005 while the Company investigates ways to implement sublingual tissue CO2 technology into future väsamed products. We expect margins will improve as sales of the SensiLase System and the AcQtrac System improve.

Research and development costs for 2006 increased $47,151 to $411,707, or 13%, from $364,556 in 2005. As discussed above, the Company has classified royalty payments to ICCM of $100,000 in the first quarter of 2006 as research and development costs. In the first quarter of 2005, this payment was classified as cost of goods sold. Our research and development efforts in both 2006 and 2005 were directed primarily towards development of our AcQtrac System. We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to adding additional features to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the three months ended March 31:

Research and Development Expenses

	2006	2005
Compensation and benefits	$208,191	$219,247
Third party engineering firms, consultants and other professional fees	27,352	47,572
Materials and supplies consumed in development projects	9,575	36,635
ICCM minimum royalty payments	100,000	—
Patent impairment costs	—	3,610
All other costs of research and development	66,589	57,492

	$411,707	$364,556

Selling, general and administrative expenses for 2006 increased $316,476 to $829,361, or 62%, from $512,885 in 2005.

The following table sets forth the principal components of selling, general and administrative expenses for the three months ended March 31:

Selling, General and Administrative Expenses

	2006	2005
Compensation and Benefits	$428,287	$282,729
Professional and consulting fees	140,235	101,979
Marketing promotional activities	100,200	117,480
Travel and Entertainment	53,621	55,399
All other SG&A costs	66,218	53,492

	788,561	611,079
Non-cash compensation (credit) related to options	40,800	(98,194)

	$829,361	$512,885

The increase in selling, general and administrative expenses for 2006 as compared to 2005 was primarily due to increased sales and marketing compensation and consulting costs related to expanded marketing of the SensiLase and AcQtrac Systems. In addition, the accounting for option costs, as discussed further in Note B to the financial statements resulted in increased selling, general and administrative expense of $138,994 between years.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Accounting for Stock-Based Compensation. The financial statements for the three months ended March 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. In previous periods, the Company used variable accounting to reflect the changes in market prices for options which had been repriced in 2000. As these shares are fully vested, future periods will not reflect charges (or credits) for these options. As of March 31, 2006, there was $235,738 of unrecognized compensation expense related to un-vested share-based compensation arrangements. The cost is expected to be recognized over future periods as follows: $90,325 in the remainder of 2006; $58,047 in 2007; $57,280 in 2008 and $29,691 in 2009.

We expect selling expenses to increase through 2006 as we continue our promotion of the SensiLase System and the AcQtrac System. We expect administrative expenses for 2006 to continue at current levels for the foreseeable future.

Interest expense (income) for the three months ended March 31, 2006 and 2005 includes the amounts shown in the following table:

Interest Expense (Income)

	2006	2005
Imputed interest on advances from Circle F	$13,767	$97,280
Interest related to promissory notes	17,503	—
Amortization of original issue discount related to promissory notes	17,831	—
Other expense (income), net	(1,556)	(78)
	$47,545	$97,202

Since our inception we have experienced significant operating losses. We incurred a net loss of $1,235,848 in the first quarter of 2006 compared to a net loss of $1,049,801 in the first quarter of 2005. As of March 31, 2006, we had an accumulated deficit of $93,598,021. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through March 31, 2006, we have financed our operations primarily through the sale of equity and debt securities. From inception through March 31, 2006, we have raised a cumulative total of approximately $83,700,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through March 31, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 74.83% of our outstanding common stock, including convertible notes, warrants and shares of Series A preferred stock, Series B preferred stock and Series C preferred stock that are convertible into common stock.

At December 31, 2005, we had outstanding advances from Circle F totaling $350,000. This amount was converted into the purchase of 3,889 shares of Series C preferred stock in March 2006. In the first quarter of 2006, Circle F advanced us an additional $400,000. Of this amount, $100,000 was converted into the purchase of promissory notes and the remaining $300,000 is reflected as an outstanding advance at March 31, 2006 which may become part of the bridge financing or be repaid from the proceeds of the bridge financing.

On February 6, 2006, we commenced a bridge financing in which the Company plans to issue convertible promissory notes totaling $4,500,000. Through March 31, 2006, we have received $2,516,000 pursuant to the bridge financing (including the conversion of the advances from Circle F described above).

Our current assets, not including cash, were $1,058,106 at March 31, 2006 as compared to $968,242 at December 31, 2005, an increase of $89,864. The increase was caused primarily by increased inventories in conjunction with the launch of the AcQtrac System.

Our current liabilities, not including advances from shareholders and amounts payable to shareholder for financing costs, were $600,715 at March 31, 2006 as compared to $636,350 at December 31, 2005, a decrease of $35,635. The decrease primarily reflects normal operating fluctuations in the timing of payments for employee compensation, partially offset by accrued interest related to the bridge financing.

Our cash was $1,535,384 at March 31, 2006 and $1,328 at December 31, 2005. Net cash of $1,250,299 was used in operations and $34,410 was used for capital expenditures and patents in the first quarter of 2006. These expenditures were funded through proceeds received in the bridge financing and shareholder advances.

We estimate projected total cash needs for 2006 to be $4,500,000, $2,816,000 of which we have raised through shareholder advances and our 2006 bridge financing as of March 31, 2006. These projected total cash needs include expenditures to fund our operations as we increase our direct sales team and further augment our AcQtrac System with our other technologies. There can be no assurance that we will be able to obtain additional funding in 2006. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2005 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2005 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. While our revenues are improving, principally from sales of SensiLase systems, revenues from operations are still being supplemented by equity infusions and loans from third parties and cash advances from Circle F, our largest stockholder. From March of 2000 through March 31, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We received $3,000,000 in equity financings in 2005 and, thru March 31, 2006 have received another $350,000 of equity investment from conversion of advances by Circle F. Also, during the first quarter of 2006, we received $2,516,000 of convertible debt in a bridge financing. We believe that we will be able to raise additional funds through equity and debt financings with third parties and that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Successful Marketing of the SPP System for Wound Healing Management and AcQtrac System for Cardiovascular Hemodynamic Health. We currently distribute the SensiLase PAD 3000 Systems and the AcQtrac System through a small group that is a combination of direct sales and dealer and distributor representatives. Dealer and distributor channels are under usual and customary contracts with us and as such, failure to perform is not immediately rectifiable. There can be no assurance that the product sales will meet our forecasted expectations in 2006 or beyond.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Convertible Promissory Notes and Warrants

On February 6, 2006, we commenced a bridge financing, pursuant to which we plan to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. Through March 31, 2006, we have received $2,516,000, $2,416,000 of which was sold to various third party investors in the first quarter of 2006. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the notes’ terms prior to such date. The notes will be secured by a security interest in all of our assets, except for our intellectual property.

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

Item 5. Other Information

On May 3, 2006, our Board of Directors appointed Victor Kimball as our Acting Chief Financial Officer, retroactively effective as of April 1, 2006. Mr. Kimball is appointed to serve as Acting Chief Financial Officer until we hire a replacement for our Chief Financial Officer whose employment terminated effective March 31, 2006.

Mr. Kimball, age 42 has been our Chief Operating Officer since January 2006. From December 1998 to January 2006 Mr. Kimball was Vice President Strategic Planning and Business Development, and was responsible for all Research and Development activities. From June 1997 to October 1988 Mr. Kimball was Director of Engineering and Business Development, and from January 1995 to June 1997, Director of Engineering and from June 1992 to January 1995, Engineering Manager.

Item 6. Exhibits

Item No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date	May 5, 2006	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date	May 5, 2006	/s/ Victor E. Kimball
Victor E. Kimball Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)