Form 10QSB
period 2006-09-30
OPTICAL SENSORS INC
filed 2006-11-08
CIK 907658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of November 8, 2006, the Issuer had 3,855,057 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

Index

OPTICAL SENSORS INCORPORATED d/b/a väsamed

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Optical Sensors Incorporated d/b/a väsamed

Balance Sheet

	September 30, 2006	December 31,2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash	$625,414	$1,328
Accounts receivable	323,979	480,285
Inventories	703,214	449,028
Prepaid expenses and other current assets	38,328	38,929

Total current assets	1,690,935	969,570

Property and equipment, net	307,630	253,084

Debt Issuance Costs	688,453	—
Patents, net of accumulated amortization of $493,821 and $451,250	384,373	367,866
Other assets	8,223	9,723

Total other assets	1,081,049	377,589

Total assets	$3,079,614	$1,600,243

Liabilities and shareholders’ equity
Current liabilities:
Advances from shareholder	$300,000	$350,000
Amounts payable to shareholder for financing costs	549,090	—
Accounts payable	181,930	191,735
Employee compensation	191,580	253,453
Accrued royalties	100,000	100,000
Other liabilities and accrued expenses	43,006	50,324
Deferred revenues	—	36,338
Accrued interest payable	175,566	—
Obligation under capital lease, current portion	6,572	4,500

Total current liabilities	1,547,744	986,350

Convertible notes payable, net of unamortized discount of $1,013,537	2,979,463	—
Obligation under capital lease, less current portion	20,480	18,950

Total Liabilities	4,547,687	1,005,300

Shareholders’ equity:
Preferred stock, par value $0.01 per share; Authorized shares – 5,000,000 Issued and outstanding shares- Series A – 4,333,334; liquidation preference $1,500,000 Series B – 236,934; liquidation preference $3,554,010 Series C – 103,910 and 100,021; liquidation preference - $9,351,840 and $9,001,890	46,742	46,703
Common stock, par value $0.01 per share; Authorized shares – 30,000,000 Issued and outstanding shares – 3,855,057 and 3,808,289	38,551	38,083
Additional paid-in capital	95,441,108	92,778,470
Accumulated deficit	(96,994,474)	(92,261,059)
Unearned compensation	—	(7,254)

Total shareholders’ equity	(1,468,073)	594,943

Total liabilities and shareholders’ equity	$3,079,614	$1,600,243

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

Optical Sensors Incorporated d/b/a väsamed

Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sales	$513,127	$344,885	$1,433,175	$745,297
Product development fees	—	—	—	6,400
Royalties	—	—	—	62,500

Total revenues	513,127	344,885	1,433,175	814,197

Costs and expenses:
Cost of goods sold	357,338	298,714	1,169,366	987,023
Research and development expenses	440,233	887,496	1,306,790	1,624,069
Selling, general and administrative expenses	950,672	743,839	2,615,035	1,976,066

Total costs and expenses	1,748,243	1,930,049	5,091,191	4,587,158

Operating loss	(1,235,116)	(1,585,164)	(3,658,016)	(3,772,961)

Interest income (expense), net	(480,290)	(6,113)	(969,773)	(148,829)
Other income (expense), net	(933)	14,027	(4,512)	9,365

	(481,223)	7,914	(974,285)	(139,464)

Net loss	(1,716,339)	(1,577,250)	(4,632,301)	(3,912,425)

Imputed preferred stock dividends	—	(441,728)	(101,114)	(1,942,128)

Loss attributable to common shareholders	$(1,716,339)	$(2,018,978)	$(4,733,415)	$(5,854,553)

Loss per Share:
Basic and diluted	$(.45)	$(.41)	$(1.21)	$(1.06)
Loss attributable to common shareholders per share:
Basic and diluted	$(.45)	$(.53)	$(1.21)	$(1.59)

Shares used in calculation of net loss per share:
Basic and diluted	3,855,057	3,793,072	3,832,814	3,687,135

See accompanying notes.

Optical Sensors Incorporated d/b/a väsamed

Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(4,632,301)	$(3,912,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of license rights in exchange for common stock	—	437,500
Depreciation and amortization	132,185	112,423
Change in allowance for doubtful accounts	(44,000)	—
Loss (gain) on the disposal of property plant and equipment	16,413	(11,418)
Non-cash compensation expense (credit) on stock options	153,682	(108,232)
Imputed interest on advances from shareholder	29,576	148,861
Amortization of original issue discount on notes payable	518,337	—
Amortization of debt issuance costs	263,346	—
Changes in operating assets and liabilities net of acquisitions:

Accounts receivable	200,306	(139,648)
Inventories	(254,186)	(364,192)
Prepaid expenses, other current assets and other assets	2,101	(26,982)
Accounts payable and accrued expenses	60,233	122,162

Net cash used in operating activities	(3,554,308)	(3,741,951)

Investing activities
Purchases of property and equipment, net	(152,124)	(62,266)
Proceeds from the sale of property and equipment	1,330	17,060
Payments for patents	(68,856)	(138,378)

Net cash used in investing activities	(219,650)	(183,584)

Financing activities
Proceeds from issuance of convertible notes payable	3,993,000	—
Advances from shareholder	300,000	1,889,000
Net proceeds from exercise of common stock options	101,443	—
Net proceeds from issuance of preferred stock	—	2,800,000
Proceeds for capital lease obligations	7,351	—
Payment on capital lease obligation and other	(3,750)	(1,516)

Net cash provided by financing activities	4,398,044	4,687,484

Increase in cash	624,086	761,949
Cash at beginning of period	1,328	8,759

Cash at end of period	$625,414	$770,708

Non-cash investing and financing activity:
Property and equipment acquired via capital lease obligation	$—	$25,574

Conversion of advances from shareholder into preferred stock	$350,000	$5,776,849

Conversion of advance from shareholder into convertible notes	$100,000	$—

Recording of debt issuance costs for convertible notes payable
Additional paid-in capital	$402,709	$—
Amounts payable to shareholder for financing costs	$549,090	$—

Total Debt Issuance Costs	$951,799	$—

See accompanying notes.

Notes to Financial Statements

(Unaudited)

September 30, 2006

Note A – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Optical Sensors Incorporated Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Preferred Stock:

The Company’s Series A, B and C convertible preferred stock contain terms that require payment in preference to the Company’s common stock and with respect to the Series A convertible preferred stock, in preference to the Series B and C convertible preferred stock, in the event of the liquidation, dissolution or winding-up of the Company. Events including the merger, acquisition or consolidation of the Company resulting in a change in control or the sale, lease, license or transfer of all or substantially all of the Company’s assets are also considered to be a liquidation, dissolution or winding up of the Company. The Company believes that all of the events requiring the payment of a liquidation preference are effectively within the control of the Company’s Board of Directors pursuant to certain requirements of Delaware General Corporation Law as well as the Company’s Rights Agreement dated December 3, 1996. Accordingly, the Company has classified the Series A, B and C convertible preferred stock as permanent equity and noted such liquidation preferences on its balance sheet.

On December 2, 2006, the Company’s Rights Agreement will expire. Following the expiration of the Company’s Rights Agreement, the Company believes certain events considered to be a liquidation, dissolution or winding up of the Company will be outside of the control of its Board of Directors. Therefore, in accordance with Rule 5-02.28 of Regulation S-X and EITF Abstracts, Topic No. D-98, the Company’s Series A, B and C convertible preferred stock and related additional paid-in capital will be reclassified as temporary equity on the Company’s balance sheet at December 31, 2006. This reclassification will have no effect on net loss, accumulated deficit or loss per share. If the reclassification was done as of September 30, 2006, temporary equity would have increased by $14,405,850 and shareholders’ equity would have decreased $14,405,850.

For a further discussion of the terms of the Company’s convertible preferred stock please see Note 17 of the Company’s financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three and nine month periods ended September 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine month periods ended September 30, 2006, total stock-based compensation expense of $55,583 and $146,428, respectively, was included in operating and manufacturing expenses. The weighted average fair value of options granted during the three months and nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

	Periods Ended September 30, 2006
	Three Months	Nine Months
Weighted average fair value of grants	$1.87	$1.94
Expected volatility	200.42%	142.61%
Dividend yield	0	0
Risk-free interest rate	4.88%	5.04%
Expected term in years	7	6.7

The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options as the Company believes the historical volatility will approximate the expected volatility. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the estimated length of time the options will be outstanding. An estimated forfeiture rate of 10% will be used for options granted in 2006, which estimate is considered to be a reasonable indicator of future performance in the opinion of management.

As of September 30, 2006, there was $630,273 of unrecognized compensation expense related to un-vested share-based compensation arrangements. The cost is expected to be recognized over future periods as follows: $35,942 in the remainder of 2006; $179,872 in 2007; $179,194 in 2008; $162,488 in 2009; and $72,777 in 2010.

In August 2000, all options then held by current employees and directors were repriced to equal the average price paid by Circle F Ventures LLC for the Series A preferred stock, which amount was $2.08 per share. As a result, the plan was subject to variable accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. With the adoption of SFAS No. 123R, the Company is no longer subject to this variable accounting for those options that are fully vested.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three and nine month periods ended September 30, 2005.

	Periods Ended September 30, 2005
	Three Months	Nine Months
Loss Attributable to common stockholders	$(2,018,978)	$(5,854,553)

Add: stock-based compensation (credit) cost included in the determination of net loss as reported	52,408	(115,495)
Less: stock-based compensation that would have been included in the determination of net loss if the fair value method had been applied	(194,058)	(369,797)

Pro forma net loss	$(2,160,628)	$(6,339,845)

Net basic and diluted loss per share:
As reported	$(.53)	$(1.59)
Pro forma	$(.57)	$(1.72)

Note C – Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Finished goods	$254,899	$203,213
Raw materials	448,315	245,815

	$703,214	$449,028

Note D – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2006	December 31, 2005
Leased equipment	$1,157,989	$1,157,989
Research and development equipment	872,798	836,704
Leasehold improvements	340,802	340,802
Furniture and equipment	404,533	352,732
Production equipment	524,815	524,815
Marketing equipment	93,226	52,096

	3,394,163	3,265,138
Less accumulated depreciation	(3,086,533)	(3,012,054)

	$307,630	$253,084

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

Note F – Advances from Shareholder

The Company has been dependent upon cash advances from Circle F Ventures for continued funding of its operations. From March 2000 through September 30, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. During the quarter ended March 31, 2006, the Company had outstanding advances of $350,000 from Circle F which were converted into the purchase of Series C preferred stock. In the first quarter of 2006, Circle F advanced the company an additional $400,000. Of this amount, $100,000 was converted into the purchase of promissory notes and the remaining $300,000 is reflected as an outstanding advance at September 30, 2006. These advances bear no interest, are unsecured and contain no conversion features. The Company has imputed interest on the advances from Circle F at an interest rate of prime plus 2% (10.25% at September 30, 2006) and recorded interest expense of $5,499 and $29,576 for the three and nine month periods ended September 30, 2006, respectively which was recorded as a contribution to equity as additional paid-in-capital. The Company did not receive any cash advances in the second or third quarter of 2006.

Note G – Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense was $17,122 and $20,638 for the three months ended September 30, 2006 and 2005, respectively, and $52,350 and $61,913 for the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense for the next five years of patents issued as of December 31, 2005 is as follows:

Year ending December 31:
2006	$69,568
2007	59,796
2008	47,847
2009	20,020
2010	3,910

$201,141

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

Through September 30, 2006, the Company has received gross proceeds of $3,993,000 pursuant to this financing and issued related warrants for the purchase of 399,300 shares of common stock. The gross proceeds of the financing were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock and warrants were valued using the Black-Scholes pricing model. The resulting original issue discount, the fair value of the warrants and the beneficial conversion of the note into common stock as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. The allocation of the gross proceeds of the convertible notes payable is summarized below as of September 30, 2006:

Proceeds received from convertible notes payable	$3,993,000
Value of 399,300 warrants allocated to additional paid-in capital	(534,226)
Value of beneficial conversion of notes payable allocated to additional paid-in capital	(997,648)

Convertible note payable, net of original issue discount	2,461,126
Amortization of original issue discount	518,337

Convertible note payable, net	$2,979,463

In connection with the bridge financing, the Company executed an Agency Agreement and an amendment to the Agency Agreement as of July 25, 2006 with Fleming Securities, Inc., a broker dealer affiliated with Circle F, and agreed to: (i) pay the agent, a selling commission equal to 10% of the gross proceeds from the sales of the notes and warrants sold in this bridge financing; (ii) sell to the agent, for nominal consideration, ten-year warrants to purchase common stock at 120% of the exercise price of the warrants sold in this bridge financing, a number of shares of common stock equal to 10% of the number of shares of common stock issuable upon conversion of the convertible notes that may be purchased in this bridge financing; (iii) pay the agent a non-accountable expense allowance equal to 3% of the gross proceeds from sales of notes and warrants in this bridge financing; and (iv) reimburse the agent for its accountable expenses of this bridge financing not to exceed $50,000. The Company has estimated the fees and value of the warrants as of September 30, 2006 and recorded debt issuance costs of $951,799 which will be amortized over the life of the related notes as additional interest expense. At final closing, Fleming Securities has the right to receive warrants to purchase 177,467 shares of common stock at a price of $2.70 per share as a result of its role as agent in this financing. The Agency Agreement was amended to extend the offering period from September 30, 2006 to January 6, 2007 and to increase the aggregate principal amount of the promissory notes to be issued and sold from $4,500,000 to $5,647,950.

In conjunction with the bridge financing on January 27, 2006, the Company filed a Certificate of Increase of Shares of Series C preferred stock with the Secretary of State of Delaware for the Company’s Series C preferred stock that increased the number of authorized shares of Series C preferred stock from 115,000 to 166,666.

Note I – Major Customers

For the three and nine month periods ended September 30, 2006, approximately 23% and 59% of revenues, respectively, came from a single customer compared to 55% and 46% of revenues for the three and nine month periods ended September 30 2005, respectively.

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

In August 2005, we released the AcQtrac™ System for sale. AcQtrac is a noninvasive, clinically proven hemodynamic monitoring system that relies on impedance cardiography (ICG) technology to provide the data required to better assess and direct the treatment of advanced heart failure, hypertension and other cardiovascular diseases. We have trademarked the professional term “CardiovasculogramTM” and the lay term “HeartPrintTM” to describe the unique waveform generated by the AcQtrac System. Completely non-invasive, we believe that the AcQtrac System, augmented by other noninvasive technologies that we have or are developing, will provide reliable information for optimal diagnosis and drug therapy management. Our technology has broad patent protection and versatile utility. We are developing applications of our tissue capnometry technology that are specifically relevant to cardiac function and we will use it to position our AcQtrac System as one of the most effective cardiovascular hemodynamic platforms available

Since 2000, we have funded our operations through a series of stock offerings, bridge financings and shareholder advances. These financings have been led by a group of affiliated organizations that we sometimes collectively refer to as “Circle F”, which group includes Circle F Ventures, LLC, Circle F Ventures II, LLC and their affiliates, including Fleming Securities, Inc. As of September 30, 2006, Circle F beneficially owns approximately 74.97% of our common stock including convertible notes, warrants and shares of Series A preferred stock, Series B preferred stock and Series C preferred stock that are convertible into common stock.

Our current cash balances and anticipated revenues from net sales are insufficient to fund our operations on a short-term and long-term basis. We will need to obtain additional loans or equity funding in order to continue to fund operations. We estimate our projected total cash needs for 2006 to be $5,000,000 in addition to anticipated revenues from net sales. The Company’s cash needs have increased from $4,500,000 to $5,000,000 due to lower than expected sales in the second and third quarters. In particular, we believe additional financing, primarily to fund our operations as we increase our direct sales team and further augment our AcQtrac System with our other technologies, will be required in 2006.

To address our cash needs we commenced a bridge financing in February 2006, pursuant to which we plan to issue convertible promissory notes with detachable warrants in a private placement up to aggregate principal amount of $4,500,000. The Agency Agreement was amended to extend the offering period from September 30, 2006 to January 6, 2007 and to increase the aggregate principal amount of the promissory notes to be issued and sold from $4,500,000 to $5,647,950 As of September 30, 2006, we had sold $3,993,000 in convertible promissory notes, $100,000 of which was purchased by Circle F. There can be no assurance that we will sell the remaining portion of convertible notes in our bridge financing or that we will be able to obtain additional loans, equity investments or funding from other sources. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Patents and Impairment Review

At September 30, 2006, we reported patents on our balance sheet, net of amortization, of $384,373. Accumulated amortization was $493,821 at September 30, 2006. After an individual patent is issued, we amortize the accumulated costs on a straight-line basis over an estimated average useful life of 60 months. Periodically we evaluate each patent as to whether it enhances or helps secure our overall intellectual property portfolio. Whenever events or changes in circumstances indicate impairment has occurred, values are adjusted appropriately. Should we elect to abandon patents in the future, potential non-cash future losses may be recorded to the extent of the carrying value at September 30, 2006 of $384,373. We recorded patent impairment $3,610 for the nine months ended September 30, 2005.

Purchased In-Process Research and Development (IPR&D)

When we acquire technology from another entity, the purchase price is allocated, as applicable, between purchased in-process research and development expense (“IPR&D”), other identifiable intangible assets and net tangible assets. Our policy defines IPR&D as the value assigned to those projects for which related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. There was no IPR&D purchased during the three or nine months ended September 30, 2006.

Results of Operations

Revenues for the third quarter of 2006 increased $168,242, or 49%, to $513,127 from the third quarter of 2005. For the nine month period ended September 30, 2006, revenues increased $618,978 to $1,433,175, or 76%, from $814,197 in the nine month period ended September 30, 2005. Our revenues principally consist of sales of our SensiLase™ products in 2006. In the first nine months of 2005, we reported $6,400 of revenues from third party product development fee revenue and $62,500 of royalty revenue under the agreement with Nellcor, which terminated in July 2005.

Cost of goods sold for the third quarter of 2006 increased $58,624 to $357,338, or 20%, from $298,714 in the third quarter of 2005. For the nine month period ended September 30, 2006, costs of goods sold increased $182,343 to $1,169,366, or 18%, from $987,023 in the nine month period ended September 30, 2005. The following table summarizes the components of cost of goods sold for the three and nine month periods ended September 30:

Cost of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product costs	$357,338	$298,714	$1,169,366	$785,788
Royalty payments to ICCM	—	—	—	200,000
Cost of product development	—	—	—	1,235

	$357,338	$298,714	$1,169,366	$987,023

Cost of goods sold for the nine month period ended September 30, 2005 included $200,000 in minimum royalty payments to ICCM and $1,235 related to the cost of third party development fees. The ICCM royalty derives from the patent license agreement to use our carbon dioxide (CO2) sensor technology to assess tissue perfusion under the tongue (sublingually) and in the esophagus. We reported the ICCM royalty as cost of sales prior to terminating the manufacturing license agreement with Nellcor in July 2005. While we continue to make quarterly payments of $100,000 to ICCM, this amount has been classified as research and development expense since July 2005 as the Company investigates ways to implement sublingual tissue CO2 technology into future väsamed products. We expect margins will improve as sales of the SensiLase System and the AcQtrac System increase.

Research and development costs for the third quarter of 2006 decreased $447,263 to $440,233, or 50%, from $887,496 in the third quarter of 2005. For the six month period ended September 30, 2006, research and development expense decreased $317,279 to $1,306,790, or 20%, from $1,624,069 in the nine month period ended September 30, 2005. As discussed above, the Company has classified royalty payments to ICCM of $200,000 in the first half of 2006 as research and development costs. In the first half of 2005, these payments were classified as cost of goods sold. Our research and development efforts in both 2006 and 2005 were directed primarily toward modifications to our AcQtrac System. We do not expect our research and development costs to decrease materially in the foreseeable future as we continue to direct our efforts to adding additional features to our existing products and new product applications of our technologies.

The following table sets forth the principal components of research and development expenses for the three and nine month periods ended September 30:

Research and Development Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation and benefits	$215,320	$213,295	$639,265	$647,601
Third party engineering firms, consultants and other professional fees	39,517	45,904	102,322	154,254
Materials and supplies consumed in development projects	15,486	21,876	43,304	97,171
ICCM minimum royalty payments	100,000	100,000	300,000	100,000
Reacquisition of license rights in exchange for common stock	—	437,500	—	437,500
Patent impairment costs	—	—	—	3,610
All other costs of research and development	69,910	68,921	221,899	183,933

	$440,233	$887,496	$1,306,790	$1,624,069

Selling, general and administrative expenses for the third quarter of 2006 increased $206,833 to $950,672, or 28%, from $743,839 in 2005. For the nine month period ended September 30, 2006, selling, general and administrative expense increased $638,969 to $2,615,035, or 32%, from $1,976,066 in the nine month period ended September 30, 2005.

The following table sets forth the principal components of selling, general and administrative expenses for the three and nine month periods ended September 30:

Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation and benefits	$551,923	$329,519	1,327,537	$909,062
Professional and consulting fees	82,834	180,383	376,121	467,279
Marketing promotional activities	54,652	42,150	259,651	273,602
Travel and entertainment	128,399	89,852	261,845	236,305
All other SG&A costs	87,115	47,106	260,530	198,050
Subtotal	904,923	689,010	2,485,684	2,084,298
Non-cash compensation (credit) related to options	45,749	54,829	129,351	(108,232)

Total	$950,672	$743,839	2,615,035	$1,976,066

The increase in selling, general and administrative expenses for 2006 as compared to 2005 was primarily due to increased sales and marketing compensation and other costs related to expanded marketing of the SensiLase and AcQtrac Systems. We have expanded our direct selling force and now have seven direct sales personnel calling on customers; we expect that this will result in increased selling compensation and benefits for the remainder of the year.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Accounting for Stock-Based Compensation. The financial statements for the three and nine month periods ended September 30, 2006 recognize compensation cost for the portion of outstanding stock option awards which will vest during the year. In previous periods, the Company used variable accounting to reflect the changes in market prices for options which had been repriced in 2000. As these shares are fully vested, future periods will not reflect charges (or credits) for these options.

Interest expense (income) for the three and nine month periods ended September 30, 2006 and 2005 includes the amounts shown in the following table:

Interest Expense (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Imputed interest on advances from Circle F	$5,499	6,226	$29,576	$148,861
Interest related to promissory notes	89,788	—	175,567	—
Amortization of debt issuance costs related to promissory notes	146,624	—	263,346	—
Amortization of original issue discount related to promissory notes	245,143	—	518,337	—
Other expense (income), net	(6,764)	(113)	(17,053)	(32)

	$480,290	$6,113	$969,773	$148,829

Since our inception we have experienced significant operating losses. We incurred a net loss of $1,716,339 and $4,733,415 in the three and nine month periods ended September 30, 2006, respectively, compared to a net loss of $2,018,978 and $5,854,553 for the three and nine month periods ended September 30, 2005, respectively. As of September 30, 2006, we had an accumulated deficit of $96,994,474. We anticipate that our operating losses will continue for the foreseeable future. Except for historical information contained herein, the disclosures in this report are forward looking statements. See “Risk Factors.”

Liquidity and Capital Resources

Through September 30, 2006, we have financed our operations primarily through the sale of equity and debt securities. From inception through September 30, 2006, we have raised a cumulative total of approximately $85,177,000 from the sale of our equity securities, including the conversion of promissory notes into equity securities. From March of 2000 through September 30, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. Circle F beneficially owns approximately 74.97% of our outstanding common stock, including convertible notes, warrants and shares of Series A preferred stock, Series B preferred stock and Series C preferred stock that are convertible into common stock.

At December 31, 2005, we had outstanding advances from Circle F totaling $350,000. This amount was converted into the purchase of 3,889 shares of Series C preferred stock in March 2006. In the first quarter of 2006, Circle F advanced us an additional $400,000. Of this amount, $100,000 was converted into the purchase of promissory notes and the remaining $300,000 is reflected as an outstanding advance at September 30, 2006 which may become part of the bridge financing or be repaid from the proceeds of the bridge financing. We did not receive any additional advances in the second or third quarters of 2006.

On February 6, 2006, we commenced a bridge financing in which the Company planned to issue convertible promissory notes totaling $4,500,000 which amount was subsequently increased to $5,647,950. Through September 30, 2006, we have received $3,993,000 pursuant to the bridge financing (including the conversion of the advances from Circle F described above), $977,000 of which was received in the third quarter of 2006.

Our current assets, including cash, were $1,690,935 at September 30, 2006 as compared to $969,570 at December 31, 2005, an increase of $721,365. The change was caused primarily by an increase in cash from the sale of convertible notes.

Our current liabilities, not including advances from shareholder and amounts payable to shareholder for financing costs, were $698,654 at September 30, 2006 as compared to $636,350 at December 31, 2005, an increase of $62,304. The increase is due to accrued interest related to the bridge financing, partially offset by normal operating fluctuations in the timing of payments for employee compensation.

Our cash was $625,414 at September 30, 2006 and $1,328 at December 31, 2005. Net cash of $3,554,308 was used in operations and $219,650 was used for capital expenditures and patents in the first nine months of 2006. These expenditures were funded through proceeds received in the bridge financing and shareholder advances.

We estimate projected total cash needs for 2006 to be $5,000,000, $300,000 of which we have raised through shareholder advances and $3,993,000 of which we have raised through the 2006 bridge financing as of September 30, 2006. These projected total cash needs include expenditures to fund our operations as we increase our direct sales team and further augment our AcQtrac System with our other technologies. There can be no assurance that we will be able to obtain additional funding in 2006. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

Risk Factors

In addition to the factors identified above, there are several factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Need for Additional Financing (which has resulted in the report of our independent registered accounting firm on our 2005 financial statements containing an explanatory paragraph regarding our ability to continue as a going concern). The report of the independent registered public accounting firm on our 2005 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. While our revenues are improving, principally from sales of SensiLase Systems, revenues from operations are still being supplemented by equity infusions and cash advances from Circle F, our largest stockholder. From March of 2000 through September 30, 2006, Circle F has provided approximately $13,600,000 of capital to fund ongoing operations through a series of equity financings, bridge loans and cash advances. We received $3,000,000 in equity financings in 2005 and, through September 30, 2006 have received another $350,000 of equity investment from conversion of advances by Circle F. Also, during the first nine months of 2006, we received $3,993,000 of convertible debt in a bridge financing. In the first quarter of 2006, Circle F advanced the company an additional $400,000. Of this amount, $100,000 was converted into the purchase of promissory notes and the remaining $300,000 is reflected as an outstanding advance at September 30, 2006. We believe that we will be able to raise additional funds through equity and debt financings with third parties and that Circle F will continue to advance sufficient funds to us to enable us to continue operations and product development in order for Circle F to obtain a return on its significant investment to date. However, there can be no assurance that Circle F will do so. There can be no assurance that we will be able to obtain sufficient product sales and additional funding. If we are unable to obtain additional financing and revenues when needed, we will likely be forced to cease operations.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Convertible Promissory Notes and Warrants

On February 6, 2006, we commenced a bridge financing, pursuant to which we planned to issue in a private placement convertible promissory notes in the aggregate principal amount of up to $4,500,000 with detachable warrants. The Agency Agreement was amended to extend the offering period from September 30, 2006 to January 6, 2007 and to increase the aggregate principal amount of the promissory notes to be issued and sold from $4,500,000 to $5,647,950 Through September 30, 2006, we have received $3,993,000, $977,000 of which was sold to various third party investors in the third quarter of 2006. The notes bear interest at the rate of ten percent per annum until paid in full. All outstanding principal and interest on the notes is due and payable eighteen months from the date of issuance unless converted pursuant to the notes’ terms prior to such date. The notes will be secured by a security interest in all of our assets, except for our intellectual property.

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

Item 6. Exhibits

Item No.	Description	Method of Filing
10.1	Summary of Named Executive Officer Compensation for 2006	Filed electronically herewith.

10.2	Amendment to Agency Agreement with Fleming Securities, Inc. dated September 30, 2006	Filed electronically herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL SENSORS INCORPORATED

Date November 8, 2006	/s/ Paulita M. LaPlante
Paulita M. LaPlante President and Chief Executive Officer (Principal Executive Officer)

Date November 8, 2006	/s/ Roberta L. Dircks
Roberta L. Dircks Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)